Form 10-Q
period 2022-09-30
M-tron Industries, Inc.
filed 2022-11-14
CIK 1902314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 001-41391

M-TRON INDUSTRIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-0457944
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2525 Shader Rd., Orlando, Florida	32804
(Address of principal executive offices)	(Zip Code)

(407) 298-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	MPTI	NYSE American

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of November 11, 2022, the registrant had 2,726,798 shares of common stock, $0.01 par value per share, outstanding.

M-TRON INDUSTRIES, INC.

Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2022

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

M-Tron Industries, Inc.

Condensed Combined Balance Sheets

(In thousands, except par value and share amounts)

	September 30, 2022	December 31, 2021	September 30, 2021
	(Unaudited)	(Audited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$806	$2,635	$1,843
Accounts receivable, net of allowances of $128, $119 and $118, respectively	5,336	3,995	4,456
Inventories, net	7,298	5,221	5,007
Prepaid expenses and other current assets	142	242	255
Total Current Assets	13,582	12,093	11,561
Property, Plant and Equipment
Land	536	536	536
Buildings and improvements	4,877	4,869	4,869
Machinery and equipment	18,831	18,176	17,836
Gross property, plant and equipment	24,244	23,581	23,241
Less: accumulated depreciation	(20,685)	(20,199)	(20,060)
Net property, plant and equipment	3,559	3,382	3,181
Right-of-use lease asset	160	218	148
Due from related party	4,465	1,969	1,484
Intangible assets, net	112	152	165
Deferred income tax asset	1,885	2,187	2,308
Other assets	18	5	8
Total Assets	$23,781	$20,006	$18,855
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$2,975	$1,396	$824
Accrued compensation and commissions expense	1,267	1,213	875
Other accrued expenses	405	403	443
Income Tax Payable	79	—	—
Total Current Liabilities	4,726	3,012	2,142
Long-term lease liability	91	145	99
Total Liabilities	4,817	3,157	2,241
Contingencies (Note G)
Equity
Net investment by LGL Group, Inc.	18,964	16,849	16,614
Total Equity	18,964	16,849	16,614
Total Liabilities and Equity	$23,781	$20,006	$18,855

See Accompanying Notes to Condensed Combined Financial Statements.

M-Tron Industries, Inc.

Condensed Combined Statements of Operations (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES	$8,417	$7,173	$23,172	$19,834
Costs and expenses:
Manufacturing cost of sales	5,688	4,636	14,919	12,838
Engineering, selling and administrative	2,099	1,716	6,206	5,080
OPERATING INCOME	630	821	2,047	1,916
Other (Expense) Income:
Interest expense, net	(1)	(3)	(6)	(9)
Other (expense) income, net	(15)	(18)	(41)	21
Total other (expense) income, net	(16)	(21)	(47)	12
INCOME BEFORE INCOME TAXES	614	800	2,000	1,928
Income tax provision	111	162	392	372
NET INCOME	$503	$638	$1,608	$1,556

Net Income per Basic Share	$0.19	$0.24	$0.60	$0.58
Net income per Dilutive Share	$0.19	$0.24	$0.60	$0.58

See Accompanying Notes to Condensed Combined Financial Statements.

M-Tron Industries, Inc.

Condensed Combined Statements of Equity (Unaudited)

(In thousands, except share amounts)

Net Investment by LGL Group
Balance at December 31, 2021	$16,849
Net income	619
Net transfers to LGL Group, Inc.	240
Balance at March 31, 2022	$17,708
Net income	486
Net transfers to LGL Group, Inc.	109
Balance at June 30, 2022	$18,303
Net income	503
Net transfers to LGL Group, Inc.	158
Balance at September 30, 2022	$18,964

Balance at December 31, 2020	$14,974
Net income	281
Net transfers to LGL Group, Inc.	47
Balance at March 31, 2021	$15,302
Net income	637
Net transfers to LGL Group, Inc.	42
Balance at June 30, 2021	$15,981
Net income	638
Net transfers to LGL Group, Inc.	(5)
Balance at September 30, 2021	$16,614

See Accompanying Notes to Condensed Combined Financial Statements.

M-Tron Industries, Inc.

Condensed Combined Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$1,608	$1,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	486	349
Amortization of finite-lived intangible assets	40	41
Stock-based compensation expense	362	106
Deferred income tax expense	302	386
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(1,341)	(508)
(Increase) decrease in inventories, net	(2,077)	98
Decrease (increase) in prepaid expenses and other assets	107	(14)
Increase (decrease) in accounts payable, accrued compensation and commissions expense and other	1,718	(648)
Net cash provided by operating activities	1,205	1,366
INVESTING ACTIVITIES
Capital expenditures	(663)	(759)
Net cash used in investing activities	(663)	(759)
FINANCING ACTIVITIES
Net transfers from (to) LGL Group, Inc.	145	(22)
Prepaid financing costs	(20)	—
Payments to related party	(2,496)	(1,198)
Net cash used in financing activities	(2,371)	(1,220)
Decrease in cash and cash equivalents	(1,829)	(613)
Cash and cash equivalents at beginning of period	2,635	2,456
Cash and cash equivalents at end of period	$806	$1,843

See Accompanying Notes to Condensed Combined Financial Statements.

M-Tron Industries, Inc.

Notes to Condensed Combined Financial Statements (Unaudited)

A.	Background and Description of Business

The Separation

On August 3, 2022, The LGL Group, Inc. (“LGL Group” or “LGL”) announced that its Board of Directors approved the previously announced separation of the business of M-tron Industries, Inc. (the “Company,” “MtronPTI,” “MPTI,” “we,” “our,” or “us”) into an independent, publicly traded company (the "Separation"). Prior to the Separation, LGL Group operated its electronic instruments business segment through its wholly-owned subsidiary, Precise Time and Frequency (“PTF”) and its electronic components business segment through MtronPTI.

On October 7, 2022 (the “Distribution Date”), the Separation of the MtronPTI business was completed, and we became an independent, publicly traded company trading on the NYSE American under the stock symbol "MPTI."

The Separation was achieved through LGL Group’s distribution (the “Distribution”) of 100% of the shares of the Company's common stock to holders of LGL Group's common stock as of the close of business on September 30, 2022, the record date for the Distribution. LGL Group's stockholders of record received one-half share of the Company's common stock for every share of LGL Group's common stock held by them. In connection with the Separation, the Company wrote off $4,439,000 of intercompany receivables due from LGL Group and made a cash payment of approximately $6,000 to LGL Group on October 7, 2022, which brought intercompany balances to zero and cash to $1,000,000. LGL Group retained no ownership interest in the Company following the Separation.

Description of Business

The Company was founded in 1965 and is engaged in the design, manufacturing and marketing of highly-engineered, high reliability frequency and spectrum control products used to control the frequency or timing of signals in electronic circuits.

The Company’s operations include its two principal subsidiaries, (1) Piezo Technology, Inc. ("PTI") and (2) M-tron Asia, LLC ("Mtron"). The Company has operations in Orlando, Florida; Yankton, South Dakota; and Noida, India, and has sales offices in Austin, Texas and Hong Kong. The Company and its subsidiaries currently operate together as a single group under the MtronPTI brand.

The Company offers a wide range of precision frequency control and spectrum control solutions including: RF, microwave and millimeter wave filters; cavity, crystal, ceramic, lumped element and switched filters; high performance and high frequency OCXOs, integrated PLL OCXOs, TCXOs, VCXOs, low jitter and harsh environment oscillators; crystal resonators, Integrated Microwave Assemblies (IMA); and state-of-the-art solid state power amplifier products.
B.	Summary of Significant Accounting Policies

Basis of Presentation

The Condensed Combined Financial Statements include the accounts of the Company and all of its majority-owned subsidiaries. Intercompany transactions and accounts have been eliminated. The Condensed Combined Financial Statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

The Condensed Combined Financial Statements have been derived from the consolidated financial statements and accounting records of LGL Group on a carve-out basis. These Condensed Combined Financial Statements may not be indicative of the Company’s future performance and do not necessarily reflect what the financial position, results of operations, and cash flows would have been had it operated as an independent company during the periods presented.

Transactions between the Company and LGL Group have been included in these Condensed Combined Financial Statements. For those transactions between the Company and LGL Group that have been historically settled in cash, the Company has reflected such balances in the Condensed Combined Balance Sheets as Due from Related Party. The aggregate net effect of transactions between the Company and related parties that have been historically settled other than in cash are reflected in the Condensed Combined Balance Sheets as Net Investment by LGL Group, Inc. and in the Condensed Combined Statements of Cash Flows as Net Transfers from (to) LGL Group, Inc. For additional information, see Note C – Related Party Transactions.

The Condensed Combined Balance Sheets include certain LGL Group assets and liabilities that are specifically identifiable or otherwise attributable to the Company. The debt and associated interest expense in these Condensed Combined Financial Statements relate to third-party borrowings under a revolving credit agreement specifically attributable to legal obligations of the Company.

The Cash and Cash Equivalents held by LGL Group at the corporate level are not specifically identifiable to the Company and, therefore, have not been reflected in the Company’s Condensed Combined Balance Sheets. Cash and Cash Equivalents in the Condensed Combined Balance Sheets represent Cash and Cash Equivalents held by the Company at the respective period-ends.

The Condensed Combined Statements of Operations include an allocation for certain corporate and shared service functions historically provided by LGL Group, including, but not limited to, executive oversight, accounting, tax, and other shared services. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of consolidated sales or other measures considered to be a reasonable reflection of the historical utilization levels of these services. Management believes the assumptions underlying our Condensed Combined Financial Statements, including the assumptions regarding the allocation of general corporate expenses from LGL Group, are reasonable. Nevertheless, our Condensed Combined Financial Statements may not include all of the actual expenses that would have been incurred and may not reflect our results of operations, financial position and cash flows, had we operated as a standalone company during the periods presented. Actual costs that would have been incurred if we had operated as a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

Going forward, the Company may perform these functions using its own resources or outsourced services. For a period following the Separation, some of these functions may continue to be provided by LGL Group under a transition services agreement, and the Company may provide some services to LGL Group under the transition services agreement. We also may incur additional costs associated with being a standalone, publicly listed company that were not included in the expense allocations and, therefore, would result in additional costs that are not reflected in our historical results of operations, financial position and cash flows.

During the periods presented in these condensed combined financial statements, the Company’s income tax expense and deferred tax balances have been included in the LGL Group’ income tax returns. Income tax expense and deferred tax balances contained in the condensed combined financial statements are presented on a separate return basis, as if the Company had filed its own income tax returns. The taxes recorded in the condensed combined statements of operations are not necessarily representative of the taxes that may arise in the future when the Company files its income tax returns independent from LGL Group’s income tax returns.

Earnings per Share

Earnings per share was calculated based on the 2,676,469 shares of the Company's common stock distributed to LGL Group stockholders on October 7, 2022. The same number of shares is being utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation.

Interim Financial Statements

The condensed combined financial statements as of and for the three and nine months ended September 30, 2022 and 2021 are unaudited. These condensed combined financial statements should be read in conjunction with the audited Condensed Combined Financial Statements and Notes thereto for the fiscal years ended December 31, 2021 and 2020, contained within the Information Statement filed with Amendment No. 4 to our Registration Statement on Form 10, filed with the Securities and Exchange Commission (the “SEC”) on August 19, 2022.

In the opinion of management, the accompanying condensed combined financial statements reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of the results for the interim periods.

Use of Estimates

The preparation of the Condensed Combined Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Research and Development Costs

Research and development costs are charged to operations as incurred. Such costs were approximately $1,505,000 and $1,527,000 for the nine months ended September 30, 2022 and 2021, respectively, and are included within engineering, selling and administrative expenses.

Revenue Recognition

The Company recognizes revenue from the sale of its products in accordance with the criteria in Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which are:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The Company meets these conditions upon the Company’s satisfaction of the performance obligation, usually at the time of shipment to the customer, because control passes to the customer at that time. Our standard terms for customers are net due within 30 days, with a few exceptions, none regularly exceeding 60 days.

The Company provides disaggregated revenue details by geographic markets in Note H – Domestic and Foreign Revenues.

The Company offers a limited right of return and/or authorized price protection provisions in its agreements with certain electronic component distributors who resell the Company's products to original equipment manufacturers or electronic manufacturing services companies. As a result, the Company estimates and records a reserve for future returns and other charges against revenue at the time of shipment consistent with the terms of sale. The reserve is estimated based on historical experience with each respective distributor. These reserves and charges are immaterial as the Company does not have a history of significant price protection adjustments or returns. The Company provides a standard assurance warranty that does not create a performance obligation.

Practical Expedients:

-	The Company applies the practical expedient for shipping and handling as fulfillment costs.
-	The Company expenses sales commissions as sales and marketing expenses in the period they are incurred.

Concentration Risks

For the nine months ended September 30, 2022, the Company's largest customer, a commercial aerospace and defense company, accounted for $6,361,000, or 27.5%, of the Company's total revenues, compared to $5,597,000, or 28.2%, of the Company’s total revenues for the nine months ended September 30, 2021. The Company’s second largest customer, a defense contractor, accounted for $3,510,000, or 14.4%, of the Company's total revenues, compared to $2,558,000, or 12.9%, of the Company’s total revenues for the nine months ended September 30, 2022 and 2021, respectively.

A significant portion of the Company's accounts receivable is concentrated with a relatively small number of customers. As of September 30, 2022, four of the Company's largest customers accounted for approximately $3,578,000, or 67.1%, of accounts receivable. The Company carefully evaluates the creditworthiness of its customers in deciding to extend credit and utilizes letters of credit to further limit credit risk for export sales. As a result of these policies, the Company has experienced very low historical bad debt expense and believes the related risk to be minimal.

Segment Information

ASC 280, Segment Information ("ASC 280") requires companies to report financial and descriptive information for each identified operating segment based on management's internal organizational decision-making structure. Management has identified the Company’s only segment as electronic components.

Impairments of Long-Lived Assets

Long-lived assets, including intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Long-lived assets are grouped with other assets to the lowest level to which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Management assesses the recoverability of the carrying cost of the assets based on a review of projected undiscounted cash flows. If an asset is held for sale, management reviews its estimated fair value less cost to sell. Fair value is determined using pertinent market information, including appraisals or broker's estimates, and/or projected discounted cash flows. In the event an impairment loss is identified, it is recognized based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset.

We performed an assessment to determine if there were any indicators of impairment as a result of the operating conditions resulting from the coronavirus (“COVID-19”) pandemic at the end of the fiscal quarter ended September 30, 2022. We concluded that, while there were events and circumstances in the macro-environment that did impact us, we did not experience any entity-specific indicators of asset impairment and no triggering events occurred.

Net Investment by LGL Group, Inc.

Net investment by LGL Group, Inc. in the Condensed Combined Balance Sheets is presented in lieu of stockholders’ equity and represents LGL Group’s historical investment in the Company, the accumulated net earnings after taxes and the net effect of the transactions with and allocations from LGL Group. All transactions reflected in Net Investment by LGL Group, Inc. in the accompanying Condensed Combined Balance Sheets have been considered as financing activities for purposes of the Condensed Combined Statements of Cash Flows.

For additional information, see Basis of Presentation above and Note C – Related Party Transactions below.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments,” which changes the impairment model for most financial assets. The standard replaces the incurred loss model with the current expected credit loss (“CECL”) model to estimate credit losses for financial assets. The provisions of the standard are effective for the Company on January 1, 2023; early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its financial statements.

C.	Related Party Transactions

Allocation of General Corporate Expenses

For purposes of preparing these Condensed Combined Financial Statements on a “carve-out” basis, we have allocated a portion of LGL Group’s corporate expenses, totaling $277,000 and $929,000 to the Company for the three and nine months ended September 30, 2022, respectively, and $184,000 and $569,000 to the Company for the three and nine months ended September 30, 2021, respectively, which are recorded within engineering, selling and administrative expenses. See Note B – Summary of Significant Accounting Policies for a discussion of the methodology used to allocate corporate-related costs for purposes of preparing these financial statements on a “carve-out” basis.

Due to and from Related Parties

Balances between the Company and LGL Group that are derived from transactions that have been historically settled in cash are reflected in the Condensed Combined Balance Sheets as Due from Related Party. Balances between the Company and LGL Group or its affiliates derived from transactions that have been historically settled other than in cash are included in Net Investment by LGL Group, Inc. within Equity on the Condensed Combined Balance Sheets.

Net Transfers to LGL Group, Inc.

The following table presents the components of Net Transfers to LGL Group, Inc. in the Condensed Combined Statements of Equity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Corporate Expense Allocations	$83	$(22)	$145	$(22)
Share-based Compensation Expense	75	17	362	106
Total Net Transfers to LGL Group, Inc.	$158	$(5)	$507	$84

D.Inventories

Inventories are valued at the lower of cost or net realizable value using the FIFO (first-in, first-out) method. The Company reduces the value of its inventories to net realizable value when the net realizable value is believed to be less than the cost of the item. The inventory reserve for excess and obsolete inventory as of September 30, 2022, December 31, 2021 and September 30, 2021 was $1,621,000, $1,381,000 and $1,347,000, respectively.

Inventories are comprised of the following (in thousands):

	September 30, 2022	December 31, 2021	September 30, 2021
	(unaudited)		(unaudited)
Raw materials	$3,392	$2,061	$1,745
Work in process	2,721	2,190	2,471
Finished goods	1,185	970	791
Total Inventories, net	$7,298	$5,221	$5,007

E.	Income Taxes

The Company’s quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items within the period presented. To determine the annual effective tax rate, the Company estimates both the total income (loss) before income taxes for the full year and the jurisdictions in which that income (loss) is subject to tax. The actual effective tax rate for the full year may differ from these estimates if income (loss) before income taxes is greater than or less than what was estimated or if the allocation of income (loss) to jurisdictions in which it is taxed is different from the estimated allocations.

The effective tax rate for the three months ended September 30, 2022 and 2021 was 20.9% and 17.4%, respectively. The effective tax rate for the nine months ended September 30, 2022 and September 30, 2021 was 19.6% and 19.3%, respectively. Differences between the Company’s effective income tax rate and the U.S. federal statutory rate are primarily the impact of research and development credits, the mix of earnings between jurisdictions, and state taxes.

F.	Revolving Credit Agreement

On May 12, 2022, the loan agreement for a revolving line of credit with Synovus Bank matured. At September 30, 2022 and December 31, 2021, there were no outstanding borrowings under the revolving line of credit with Synovus Bank.

On June 15, 2022, MtronPTI entered into a loan agreement (the “Loan Agreement”) for a revolving line of credit with Fifth Third Bank, National Association (“Fifth Third Bank”), for up to $5,000,000 bearing interest at the Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.25%. The Loan Agreement has a maturity date of June 15, 2025 and contains various affirmative and negative covenants that are customary for lines of credit and transactions of this type, including limitations on the incurrence of debt and liabilities, as well as financial reporting requirements. The Loan Agreement also imposes certain financial covenants based on Debt Service Coverage Ratio, Current Ratio, and the Ratio of Total Liabilities to Total Net Worth (as such terms are defined in the Loan Agreement). All loans pursuant to the Loan Agreement will be secured by a continuing and unconditional first priority security interest in and to any and all property of the Company. At September 30, 2022, there were no outstanding borrowings under the revolving line of credit with Fifth Third Bank.
G.	Commitments and Contingencies

In the ordinary course of business, the Company and its subsidiaries may become defendants in certain product liability, patent infringement, worker claims and other litigation. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. The Company has no legal accrual for contingencies as of September 30, 2022.
H.	Domestic and Foreign Revenues

Significant foreign revenues from operations (10% or more of foreign sales) follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Malaysia	$1,332	$832	$3,856	$1,874
Hong Kong	103	140	479	495
Hungary	236	1	247	7
All other foreign countries	532	459	1,580	1,682
Total foreign revenues	$2,203	$1,432	$6,162	$4,058
Total domestic revenues	$6,214	$5,741	$17,010	$15,776

The Company allocates its foreign revenue based on the customer's ship-to location.

I. Subsequent Events

M-tron Industries, Inc. Separation

On October 7, 2022, the Separation was completed through LGL Group’s distribution of 100% of the shares of the Company’s common stock to holders of LGL Group's common stock as of the close of business on September 30, 2022, the record date for the Distribution. As a result of the Distribution, LGL Group's stockholders of record received one-half share of the Company's common stock for every share of LGL Group common stock held by them. On October 7, 2022, the Company became an independent, publicly traded company trading on the NYSE American under the stock symbol "MPTI." LGL Group retained no ownership interest in the Company as of the completion of the Separation.

In connection with the Separation, the Company wrote off $4,439,000 of intercompany receivables due from LGL Group, which brought intercompany balances to zero, and also made a cash payment of approximately $6,000 to LGL on October 7, 2022, bringing the Company’s cash balance to $1,000,000 as of the date of the Separation.

The Company issued 50,329 restricted shares of common stock to MtronPTI management as replacement awards for their unvested restricted shares of common stock of LGL Group, keeping the original vesting and other existing terms for each grant. The Company also issued a grant of options to purchase 9,710 shares of common stock at a strike price of $13.10 per share to a member of MtronPTI management as a replacement award for an unvested option award of LGL Group, keeping the original vesting and other existing terms for the grant.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the accompanying unaudited Condensed Combined Financial Statements, the Notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the audited Combined Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Registration Statement on Form 10, as amended and filed with the Securities and Exchange Commission (the “SEC”) on August 19, 2022. The terms the “Company”, “MtronPTI”, “MPTI”, “we”, “our” or “us” refer to M-tron Industries, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed combined financial statements and the notes thereto.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q of the Company and the Company's other communications and statements, other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about the Company's beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company's control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," "target," "goal," and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. Therefore, such statements are not intended to be a guarantee of the Company's performance in future periods. The Company's actual future results may differ materially from those set forth in the Company's forward-looking statements. For information concerning these factors and related matters, see "Risk Factors" in the Information Statement included within our Registration Statement on Form 10, as amended and filed with the SEC on August 19, 2022 along with this Quarterly Report on Form 10-Q. However, other factors besides those referenced could adversely affect the Company's results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Quarterly Report on Form 10-Q. The Company does not undertake to update any forward-looking statement, except as required by law. As a result, you should not place undue reliance on these forward-looking statements.

OVERVIEW

MtronPTI is engaged in the designing, manufacturing and marketing of highly-engineered, high reliability frequency and spectrum control products used to control the frequency or timing of signals in electronic circuits in various applications. MtronPTI’s primary markets are aerospace and defense.

Impact of MtronPTI’s Separation

On August 3, 2022, The LGL Group, Inc. (“LGL Group” or “LGL”) announced that its Board of Directors approved the previously announced separation of the MtronPTI business into an independent, publicly traded company (the "Separation").

On October 7, 2022, the Separation was completed through LGL Group’s distribution of 100% of the shares of the Company’s common stock to holders of LGL Group's common stock as of the close of business on August 12, 2022, the record date for the Distribution. As a result of the Distribution, LGL Group's stockholders of record received one-half share of the Company's common stock for every share of LGL Group's common stock held by them. On October 7, 2022, the Company became an independent, publicly traded company trading on the NYSE American under the stock symbol "MPTI." LGL Group retained no ownership interest in the Company as of the completion of the Separation.

In connection with the Separation, the Company wrote off $4,439,000 of intercompany receivables due from LGL Group, which brought intercompany balances to zero, and also made a cash payment of approximately $6,000 to LGL Group on October 7, 2022, bringing the Company’s cash balance to $1,000,000 as of the date of the Separation.

The Company issued 50,329 restricted shares of common stock to MtronPTI management as replacement awards for their unvested restricted shares of common stock of LGL Group, keeping the original vesting and other existing terms for each grant. The Company also issued a grant of options to purchase 9,710 shares of common stock at a strike price of $13.10 per share to a member of MtronPTI management as a replacement award for an unvested option award of LGL Group, keeping the original vesting and other existing terms for the grant. We believe the Separation of MtronPTI will allow the Company to tailor its strategic plans and growth opportunities, more efficiently raise and allocate resources, including capital raised through debt or equity offerings, provide flexibility to use its own stock as currency for incentive compensation and potential acquisitions and provide investors a more targeted investment opportunity.

See Note A – Background and Description of Business and Note I – Subsequent Events in the accompanying notes to the condensed combined financial statements for further details of the Separation.

Basis of Presentation

Our financial statements for periods through the Separation are Condensed Combined Financial Statements prepared on a “carve-out” basis, which reflects the business as historically managed within LGL Group. The balance sheets and cash flows include only those assets and liabilities directly related to MtronPTI, and the statements of operations include the historically reported results of the MtronPTI business along with allocations of a portion of LGL Group’s corporate expenses. For additional information on the “carve-out” basis of accounting, see Note A – Background and Description of Business and Note B – Summary of Significant Accounting Policies in the accompanying notes to the condensed combined financial statements for more information.

Results of Operations

Backlog

As of September 30, 2022, our order backlog was $44,074,000, an increase of 49.7% from $29,439,000 at December 31, 2021 and an increase of 102.4% compared to the backlog of $21,775,000 as of September 30, 2021. The Company attained record backlog levels as of September 30, 2022. Quarterly bookings were $9,259,000, $13,473,000 and $15,075,000 for the third, second and first quarters of 2022, respectively and $14,524,000 for the fourth quarter of 2021. This booking trend in excess of our product shipments reflects strong defense orders, much of which is not expected to ship until 2023 and into 2024. Strong orders from the recovering avionics market also drove the increase in 2022 bookings over 2021 bookings. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent which we have determined are firm orders likely to be fulfilled largely in the next 12 months. Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.

Three months ended September 30, 2022 compared to three months ended September 30, 2021

Consolidated Revenues and Gross Margin

Total revenues were $8,417,000 for the three months ended September 30, 2022, or 17.3% above revenues of $7,173,000 for the three months ended September 30, 2021. The revenue increase reflects the recovering avionics market and strong defense product shipments. Gross margin, which is consolidated revenues less manufacturing cost of sales as a percentage of revenues, declined to 32.4% for the three months ended September 30, 2022 from 35.4% for the three months ended September 30, 2021 reflecting the effects of product mix changes and inflationary headwinds due to labor and materials cost increases on long term contracts, offset by the increased business volume. We continue to experience the effects of increased turnover that began during the COVID-19 pandemic (“Covid”), which increases our labor costs while also impacting productivity as we work to train new employees.

Operating Income

The Company reported operating income of $630,000 for the third quarter of 2022 compared to operating income of $821,000 for the third quarter of 2021. The decrease reflects higher revenue and margins offset by product mix and inflationary pressures in the third quarter of 2022, as described above.

Other (Expense) Income, Net

Other (expense) income, net was an expense of $16,000 for the three months ended September 30, 2022 compared to an expense of $21,000 for the three months ended September 30, 2021 primarily reflecting the impact of unfavorable currency changes.

Income Tax Provision

We recorded a tax provision of $111,000 and $162,000 for the three months ended September 30, 2022 and 2021, respectively. The provision is based on an estimated annual effective tax rate across the jurisdictions in which we operate.

Net Income

Net income was $503,000 for the three months ended September 30, 2022 compared to $638,000 for the three months ended September 30, 2021. The decrease was primarily from the previously discussed increased business volume offset by certain unfavorable product mix, inflation, and increased operating costs. Basic and diluted net income per share for the three months ended September 30, 2022 and 2021 was $0.19 and $0.24, respectively.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

Consolidated Revenues and Gross Margin

Total revenues were $23,172,000 for the nine months ended September 30, 2022, or 16.8% above revenues of $19,834,000 for the nine months ended September 30, 2021. The revenue increase reflects the recovering avionics market and strong defense product shipments.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales as a percentage of revenues, improved to 35.6% for the nine months ended September 30, 2022, from 35.3% for the nine months ended September 30, 2021, reflecting the increased business volume offset by the effects of product mix changes and inflationary headwinds due to labor and materials cost increases on long term contracts.

Operating Income

The Company reported operating income of $2,047,000 for the nine months ended September 30, 2022 compared to operating income of $1,916,000 for the nine months ended September 30, 2021. The increase reflects higher revenue and margins partly offset by inflationary cost pressures and increased stock compensation expense in the first nine months of 2022.

Other (Expense) Income, Net

Other (expense) income, net was an expense of $41,000 for the nine months ended September 30, 2022 compared to income of $21,000 for the nine months ended September 30, 2021 primarily reflecting the impact of currency changes.

Income Tax Provision

We recorded a tax provision of $392,000 and $372,000 for the nine months ended September 30, 2022 and 2021, respectively. The provision is based on an estimated annual effective tax rate across the jurisdictions in which we operate.

Net Income

Net income was $1,608,000 for the nine months ended September 30, 2022 compared to $1,556,000 for the nine months ended September 30, 2021. The increase was primarily from the previously discussed increased business volume partly offset by certain unfavorable operating costs. Basic and diluted net income per share for the nine months ended September 30, 2022 and 2021 was $0.60 and $0.58, respectively.

Liquidity and Capital Resources

As of September 30, 2022, December 31, 2021 and September 30, 2021, cash and cash equivalents were $806,000, $2,635,000 and $1,843,000, respectively.

Cash provided by operating activities for the nine months ended September 30, 2022 and 2021 was $1,205,000 and $1,366,000, respectively. The $161,000 decrease was primarily from higher receivable and inventory levels in support of business growth as well as advanced procurement of certain inventory components to address supply chain issues, offset by an increase in payable balances also supporting our growth.

Capital expenditures of $663,000 and $759,000 for the nine months ended September 30, 2022 and 2021, respectively, were for investment in production equipment to improve cost and efficiency.

As of September 30, 2022, our consolidated working capital was $8,856,000 compared to $9,081,000 as of December 31, 2021 and $9,419,000 as of September 30, 2021. As of September 30, 2022, we had current assets of $13,582,000, current liabilities of $4,726,000 and a ratio of current assets to current liabilities of 2.87 to 1.00. As of December 31, 2021, we had current assets of $12,093,000, current liabilities of $3,012,000 and a ratio of current assets to current liabilities of 4.01 to 1.00. Management continues to focus on efficiently managing working capital requirements to match operating activity levels and will seek to deploy the Company’s working capital where it will generate the greatest returns.

The Company entered into a loan agreement (the “Loan Agreement”) for a revolving line of credit with Fifth Third Bank, National Association (“Fifth Third Bank”), for up to $5,000,000 bearing interest at the Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.25%. The Loan Agreement has a maturity date of June 15, 2025 and contains various affirmative and negative covenants that are customary for lines of credit and transactions of this type, including limitations on the incurrence of debt and liabilities, as well as financial reporting requirements. The Loan Agreement also imposes certain financial covenants based on Debt Service Coverage Ratio, Current Ratio, and the Ratio of Total Liabilities to Total Net Worth (as such terms are defined in the Loan Agreement). All loans pursuant to the Loan Agreement will be secured by a continuing and unconditional first priority security interest in and to any and all property of the Company. At September 30, 2022, there were no outstanding borrowings under the revolving line of credit with Fifth Third Bank.

We believe that existing cash and cash equivalents, marketable securities and cash generated from operations will provide sufficient liquidity to meet our ongoing working capital and capital expenditure requirements for the next 12 months from the date of this filing.

Our board of directors has adhered to a practice of not paying cash dividends. This policy takes into account our long-term growth objectives, including our anticipated investments for organic growth, potential acquisitions and stockholders' desire for capital appreciation of their holdings. No cash dividends have been paid to the Company's stockholders since January 30, 1989, and other than the special dividend related to the Separation, none are expected to be paid for the foreseeable future.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies related to estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, management evaluates its accounting policies, estimates and judgments, including those related to income taxes and inventories. Management bases our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

There have been no material changes to the critical accounting estimates disclosed in our Registration Statement on Form 10, as amended and filed with the SEC on August 19, 2022.

Factors Which May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting our industry generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on our revenues or income other than the one listed below and the risk factors disclosed in our Registration Statement on Form 10, as amended and filed with the SEC on August 19, 2022.

COVID-19

COVID has had and may continue to have an adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of the customers and suppliers in industries that we serve. The COVID pandemic continues to present business challenges, and we continue to experience impacts related to COVID, primarily in higher raw material prices, disruptions in global supply chains, delays in supplier deliveries, delays in deliveries to customers, travel restrictions, quarantine restrictions, labor shortages and employee absences.

As a result of COVID, the Company’s operations in India were closed on March 23, 2020 and resumed limited operations on May 7, 2020 with a reduced level of staffing. By the end of June 2020, the Company’s India facilities were fully operational. Post-COVID revenue and bookings declined, and cost-saving measures were taken.

In accordance with the Department of Defense guidance issued in March 2020 designating the Defense Industrial Base as a critical infrastructure workforce, our U.S. production facilities have continued to operate in support of essential products and services required to meet national security commitments to the U.S. Government and the U.S. military; however, facility closures or work slowdowns or temporary stoppages have occurred and could occur in the future. In addition, other countries have different practices and policies that can affect our international operations and the operations of our suppliers and customers.

The ultimate impact of COVID on our operations and financial performance depends on many factors that are not within our control, including, but not limited to, duration of the pandemic, potential subsequent waves of COVID infection or potential new variants, the effectiveness and adoption of COVID vaccines and therapeutics, governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including shutdown orders, border closings, restrictions on travel and transport and workplace restrictions) and resulting supplier impacts. In addition, to the extent global vaccination programs do not achieve intended results and a longer period of economic and global supply chain and related disruption continues, the more adverse the impact will be on our business operations, financial performance and results of operations.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2022 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2022, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.Legal Proceedings.

In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or to which our or their properties are subject.

Item 1A.Risk Factors.

The risk factors that affect our business and financial results are set forth under Item 1A, “Risk Factors,” in the Registration Statement on Form 10, as amended and filed with the SEC on August 19, 2022. There have been no material changes to the risk factors from those described in the Registration Statement on Form 10, as amended. We wish to caution the reader that the risk factors discussed in Item 1A, “Risk Factors” in the Registration Statement on Form 10, as amended, and those described in this report or other SEC filings could cause actual results to differ materially from those stated in any forward-looking statements.

Item 6.Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description

2.1

Amended and Restated Separation and Distribution Agreement by and between The LGL Group, Inc. and M-tron Industries, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 4 to the Company’s Registration Statement on Form 10 filed with the SEC on August 19, 2022)

3.1

Amended and Restated Certificate of Incorporation of M-tron Industries, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed with the SEC on August 3, 2022)

3.2

Amended and Restated Bylaws of M-tron Industries, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Company’s Registration Statement on Form 10 filed with the SEC on August 3, 2022)

4.1

Amended and Restated 2022 Incentive Plan of M-tron Industries, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form 10 filed with the SEC on August 19, 2022)

10.1

Amended and Restated Transitional Administrative and Management Services Agreement by and between The LGL Group, Inc. and M-tron Industries, Inc. (incorporated by reference to Exhibit 10.1 to Amendment No. 4 to the Company’s Registration Statement on Form 10 filed with the SEC on August 19, 2022)

10.2

Tax Indemnity and Sharing Agreement by and between The LGL Group, Inc. and M-tron Industries, Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 4 to the Company’s Registration Statement on Form 10 filed with the SEC on August 19, 2022)

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

____________

* Filed herewith

** In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M-TRON INDUSTRIES, INC.
Date: November 14, 2022	By:	/s/ Michael J. Ferrantino
Michael J. Ferrantino
Chief Executive Officer (Principal Executive Officer)
Date: November 14, 2022	By:	/s/ James W. Tivy
James W. Tivy
Chief Financial Officer (Principal Financial Officer)