Form 10-K
period 2022-12-31
M-tron Industries, Inc.
filed 2023-03-30
CIK 1902314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ______________________

Commission file number: 001-041391

M-tron Industries, Inc.

(Exact name of Registrant as Specified in Its Charter)

Delaware	46-0457944
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2525 Shader Road, Orlando, Florida	32804
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (407) 298-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	MPTI	NYSE American

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, the registrant's common stock was not publicly traded. As of October 7, 2022, the date the registrant's common stock began trading on the NYSE American, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $25,815,984.

The number of outstanding shares of the registrant's common stock was 2,726,798 as of March 27, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference portions of the M-tron Industries, Inc. definitive proxy statement for the 2023 annual meeting of stockholders (into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K).

M-TRON INDUSTRIES, INC.

PART I

Caution Concerning Forward-Looking Statements

This annual report on Form 10-K (this "Report") and the Company's (as defined below) other communications and statements may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements about the Company's beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company's control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," "target," "goal," and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. The Company's actual future results may differ materially from those set forth in the Company's forward-looking statements. For information concerning these factors and related matters, see "Risk Factors" in Part I, Item 1A in this Report, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 in this Report. However, other factors besides those referenced could adversely affect the Company's results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Report. The Company does not undertake to update any forward-looking statement, except as required by law. As a result, you should not place undue reliance on these forward-looking statements.

Item 1.Business.

General

Originally founded in 1965, M-tron Industries, Inc. (the "Company," "MtronPTI," "we," "us," or "our") is engaged in the designing, manufacturing and marketing of highly engineered, high reliability frequency and spectrum control products used to control the frequency or timing of signals in electronic circuits in various applications. MtronPTI’s primary markets are defense, aerospace, space, and avionics.

Our component-level devices and modules are used extensively in electronic systems for applications in commercial and military defense, aerospace, avionics, earth-orbiting satellites, down-hole drilling, medical devices, instrumentation, industrial devices and global positioning systems as well as in infrastructure equipment for the telecommunications and network equipment industries. As an engineering-centric company, MtronPTI provides close support to the customer throughout its products' entire life cycles, including product design, prototyping, production and subsequent product upgrades and maintenance. This collaborative approach has resulted in the development and growth of long-standing business relationships with its blue-chip customer base.

All of MtronPTI’s production facilities are ISO 9001:2015 certified and Restriction of Hazardous Substances (“RoHS”) compliant. In addition, its U.S. production facilities in Orlando, Florida and Yankton, South Dakota are International Traffic in Arms Regulations (“ITAR”) registered and AS9100 Rev D certified and our Yankton, South Dakota production facility is MIL-STD-790 certified.

We maintain our executive offices at 2525 Shader Road, Orlando, Florida 32804. Our telephone number is (407) 298-2000. Our Internet address is www.mtronpti.com. Our common stock is traded on the NYSE American (“NYSE”) under the symbol "MPTI".

Impact of MtronPTI’s Separation

On August 3, 2022, The LGL Group, Inc. (“LGL Group” or “LGL”) announced that its board of directors approved the previously announced separation of the MtronPTI business into an independent, publicly traded company (the "Separation"). Prior to the Separation, LGL Group operated its electronic instruments business segment through its wholly-owned subsidiary, Precise Time and Frequency, LLC (“PTF”) and its electronic components business segment through MtronPTI.

On October 7, 2022 (the “Distribution Date”), the Separation of the MtronPTI business was completed and the Company became an independent, publicly traded company trading on the NYSE American under the stock symbol "MPTI."

The Separation was completed through LGL Group’s distribution (the “Distribution”) of 100% of the shares of the Company’s common stock to holders of LGL Group's common stock as of the close of business on September 30, 2022, the record date for the Distribution. As a result of the Distribution, LGL Group's stockholders of record received one-half share of the Company's common stock for every share of LGL Group's common stock held by them. LGL Group retained no ownership interest in the Company following the Separation.

In connection with the Separation, the Company wrote off $4,439,000 of intercompany receivables due from LGL Group, which brought intercompany balances to zero, and also made a cash payment of approximately $6,000 to LGL Group on October 7, 2022, bringing the Company’s cash balance to $1,000,000 as of the date of the Separation. The Company also issued 50,329 restricted shares of common stock to MtronPTI management as replacement awards for their unvested restricted shares of common stock of LGL Group, keeping the original vesting and other existing terms for each grant. The Company also issued a grant of options to purchase 9,710 shares of common stock at a strike price of $13.10 per share to a member of MtronPTI management as a replacement award for an unvested option award of LGL Group, keeping the original vesting and other existing terms for the grant.

The Company entered into several agreements with LGL Group that, among other things, effected the Separation and govern the relationship of the parties following the Separation, including a Separation and Distribution Agreement, a Tax Matters Agreement, and a Transition Services Agreement. For additional information, see Note A – Description of Business, Basis of Presentation and Summary of Significant Accounting Policies to the Consolidated and Combined Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Report.

The Separation of MtronPTI will allow the Company to tailor its strategic plans and growth opportunities, more efficiently raise and allocate resources, including capital raised through debt or equity offerings, provide flexibility to use its own stock as currency for incentive compensation and potential acquisitions and provide investors a more targeted investment opportunity.

Business Strategy

Our objective is to deliver long-term growth to our shareholders and maximize shareholder value. MtronPTI employs a market-based approach of designing and offering new products to its customers through both organic research and development, and through strategic partnerships, joint ventures, acquisitions, or mergers. We seek to leverage our core strength as an engineering leader to expand client access, add new capabilities and continue to diversify our product offerings. We believe that successful execution of this strategy will lead to a transformation of our product portfolio towards multi-component integrated offerings, longer product life cycles, better margins and improved competitive position.

Business Segment

The Company conducts its business through one business segment: Electronic Components, which includes all products manufactured and sold by MtronPTI.

Products

MtronPTI's portfolio is divided into two product groupings, Frequency Control and Spectrum Control, and has expanded from primarily crystal-based components to include higher levels of integration, advanced materials science, cavity-based products, and various types of compensation methods employing integrated circuits and other methods to create products geared for applications that require high reliability in harsh environments. These products are differentiated by their precise level of accuracy, stability over time and within harsh environments, and very low phase noise.

MtronPTI's Frequency Control product group includes a broad portfolio of quartz crystal resonators, clock oscillators, VCXO, TCXO OCXO and TCVCXO devices which meet some of the tightest specifications, including IEEE 1588 standards. These devices may be based on quartz, quartz MEMS or advanced materials science designed to achieve higher performance levels than quartz. MtronPTI's products offer high reliability over a wide temperature range and are well-suited for harsh environments, including shock and vibration-resistant oscillators with low-g sensitivity. These products are designed for applications within aerospace and defense, avionics, telecommunications infrastructure and instrumentation markets.

MtronPTI's Spectrum Control product group includes a wide array of radio frequency (“RF”), microwave and millimeter wave filters and diplexers covering a frequency range from 1 MHz to 30 GHz, and solid-state power amplifiers covering a frequency range from 300 MHz to 26 GHz, with power output from 10 Watts to 10kW. Filter devices include crystal, ceramic, LC, tubular, combline, cavity, interdigital and metal insert waveguide, as well as digital, analog and mechanical tunable filters, switched filter arrays and RF subsystems. Power amplifiers add active devices to MtronPTI's portfolio and include GaN, GaAS FET, LDMOS and chip and wire technologies in narrow or broadband, module or rack-mounted packages. These products are employed in applications within the commercial and military aerospace, defense, avionics, space and other commercial markets.

New product development continues to be a key focus for MtronPTI as it continues to push its roadmap to meet the needs of its served markets. Within Frequency Control, design efforts are focused on smaller packages, lower power, lower phase noise and use of new materials to provide compensation and harsh environment performance that surpasses customer requirements. Spectrum Control seeks to develop higher power handling and higher frequency along with higher levels of integration and a range of integrated products within the RF subsystem.

Customers

We primarily work directly with original equipment manufacturers (“OEMs”) to define the right solutions for their unique applications, including the design of custom parts with unique part numbers. Actual sales of production parts may be directly to the OEM or through either its designated contract manufacturers or franchised distributors of our products. As a result, we have highly skilled sales engineers who work directly with the designers and program managers at their OEMs providing a high-level of engineering support at all points within the process.

For the year ended December 31, 2022, our largest customer, a commercial aerospace and defense company, accounted for $8,190,000, or 25.7%, of the Company's total revenues, compared to $7,838,000, or 29.4%, of the Company’s total revenues For the year ended December 31, 2021. The Company’s second largest customer for the year ended December 31, 2022, a defense contractor, accounted for $4,857,000, or 15.3%, of the Company's total revenues, compared to $3,138,000, or 11.8%, of the Company’s total revenues, for the year ended December 31, 2021. The loss of either of these customers, or a decrease in their demand for our products, could have a material adverse effect on our results.

As of December 31, 2022, four of our largest customers accounted for approximately $2,872,000, or 53.8%, of accounts receivable. As of December 31, 2021, four of our largest customers accounted for approximately $2,568,000, or 62.3%, of accounts receivable. The insolvency of any of these customers could have a material adverse impact on our liquidity. The Company carefully evaluates the creditworthiness of its customers in deciding to extend credit and utilizes letters of credit to further limit credit risk for export sales. As a result of these policies, the Company has experienced very low historical bad debt expense and believes the related risk to be minimal.

Competition

We design, manufacture and market products for the generation, synchronization and control of time and frequency as well as spectrum control products. There are numerous domestic and international manufacturers who are capable of providing custom-designed products comparable in quality and performance to our products. Our competitive strategy begins with our focus on niche markets where precise specification and reliability are the major requirements.

Research and Development

Utilizing our understanding of market requirements, we employ a disciplined approach to capital allocation when selecting new product development projects. A cross-functional team comprised of engineering, marketing, operations, sales and finance reviews the merits of specific projects seeking to invest in products that will exceed a specific return on investment level and a payback expectation within one to two years. In addition, the team considers the inherent value of intellectual property that each project presents with consideration for technical roadmap objectives.

Research and development expense was $2,006,000 for both 2022 and 2021, and will remain a significant part of the Company's efforts to continually revitalize its intellectual property position.

Marketing and Sales

We have a highly skilled team of sales engineers who work in tandem with a worldwide network of more than 30 independent external manufacturer representatives and franchised electronics distributors to market and sell our products. An important part of the sales process is gaining qualification of specific products from the OEM, confirming suitability for use in a specific system design, which is commonly referred to as a "design-win." Through direct contact with our clients and through our representative network, we are able to understand the needs of the marketplace and then guide our product development process to allocate resources to meeting those requirements.

Domestic Revenues

Our domestic revenues were $22,439,000 in 2022, or 70.5% of total consolidated revenues, compared to $20,952,000, or 78.5% of total consolidated revenues, in 2021.

International Revenues

Our international revenues were $9,406,000 in 2022, or 29.5% of total consolidated revenues, compared to $5,742,000, or 21.5% of total consolidated revenues, in 2021. In each of 2022 and 2021, these revenues were derived mainly from customers in Asia, with significant sales in Malaysia. We avoid significant currency exchange risk by transacting and settling substantially all of our international sales in United States dollars.

Seasonality

Our business is not seasonal, although shipment schedules may be affected by the production schedules of our customers, or their contract manufacturers based on regional practices or customs.

Order Backlog

Our order backlog was $46,180,000 and $29,439,000 as of December 31, 2022 and 2021, respectively. The backlog of unfilled orders includes amounts based on signed contracts and purchase orders. Although backlog represents only firm orders that are considered likely to be fulfilled primarily within the 12 to 24 months following receipt of the order, cancellations or scope adjustments may and do occur.

Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost. We expect to fill a substantial portion of our order backlog as of December 31, 2022 during 2023 and 2024, but cannot provide assurances as to what portion of the order backlog will be fulfilled in any given year.

Raw Materials

Generally, most raw materials used in the production of our products are available in adequate supply from a number of sources though the prices of these raw materials have recently increased as a result of inflation and supply chain issues. Some raw materials, including printed circuit boards, IC’s, quartz and certain metals including steel, aluminum, silver, gold, tantalum and palladium, are subject to greater supply fluctuations and price volatility, as experienced in recent years. In general, we have been able to include some cost increases in our pricing, but in some cases our margins were adversely impacted.

Changes in global economic and geopolitical conditions and the outbreak of the coronavirus (“COVID-19”) pandemic have disrupted supply chains and the ability to obtain components and raw materials around the world for most companies, including us. On occasion, one or more of the components used in our products have become unavailable resulting in unanticipated redesign and/or delays in shipments. Continued identification of alternative supply sources or other mitigations are important in minimizing disruption to our supply chain.

Intellectual Property

We have no patents, trademarks or licenses that are considered to be significant to our business or operations. Rather, we believe that our technological position depends primarily on the technical competence and creative ability of our engineering and technical staff in areas of product design and manufacturing processes, including our staff’s ability to customize products to meet difficult specifications, as well as proprietary know-how and information.

Government Regulations

As a supplier to certain U.S. Government defense contractors, we must comply with significant procurement regulations and other requirements. Maintaining registration under ITAR for all of our related production facilities is also required. One of those production facilities must comply with additional requirements for its production processes and for selected personnel in order to maintain the security of classified information. These requirements, although customary within these markets, increase our performance and compliance costs.

We are routinely audited and reviewed by the U.S. Government and its agencies such as the Defense Contract Audit Agency and Defense Contract Management Agency. These agencies review our performance under our contracts, our cost structure and our compliance with applicable laws, regulations and standards, as well as the adequacy of our internal control systems and policies. Any cost found to be improperly allocated to a specific contract will not be reimbursed. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions.

From time to time, we may also be subject to U.S. Government investigations relating to our or our customers' operations and products and are expected to perform in compliance with a vast array of federal laws, including the Truth in Negotiations Act, the False Claims Act, the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, and the Foreign Corrupt Practices Act. We or our customers may be subject to reductions of the value of contracts, contract modifications or termination, and the assessment of penalties and fines, which could negatively impact our results of operations and financial condition, or result in a diminution in revenue from our customers, if we or our customers are found to have violated the law or are indicted or convicted for violations of federal laws related to government security regulations, employment practices or protection of the environment, or are found not to have acted responsibly as defined by the law. Such convictions could also result in suspension or debarment from serving as a supplier to government contractors for some period of time. Such convictions or actions could have a material adverse effect on us and our operating results. The costs of cooperating or complying with such audits or investigations may also adversely impact our financial results.

Our manufacturing operations, products, and/or product packaging are subject to environmental laws and regulations governing air emissions, wastewater discharges, and the handling, disposal and remediation of hazardous substances, wastes and other chemicals. In addition, more stringent environmental regulations may be enacted in the future, both within the United States and internationally, and we cannot presently determine the modifications, if any, in our operations that any future regulations might require, or the cost of compliance that would be associated with such regulations. To date, capital expenditures, earnings and competitive position of the Company have not been materially affected by compliance with current federal, state, and local laws and regulations (domestic and foreign) relating to the protection of the environment. However, we cannot predict the effect of future laws and regulations.

Employees

As of December 31, 2022, we employed 326 people, including 161 full-time and 17 part-time employees, along with 148 contractors. Of this total, the Company has 150 full-time, 17 part-time, and 6 contract employees within the U.S., with 142 located in Orlando, Florida, and 31 in Yankton, South Dakota. The Company has three full-time employees in Hong Kong, and eight full-time employees and 142 contractors in Noida, India. None of the Company's employees are represented by a labor union and the Company considers its relationships with employees to be good.

As an engineered products and solutions company, a significant number of our workforce consists of degreed engineers providing expertise in product design and process development.

Item 1A.	Risk Factors.

Investing in our securities involves risks. Before making an investment decision, you should carefully consider the risks described below. Any of these risks could result in a material adverse effect on our business, financial condition, results of operations, or prospects, and could cause the trading price of our securities to decline, resulting in a loss of all or part of your investment. The risks and uncertainties described below are not the only ones we face, but represent those risks and uncertainties that we believe are material to our business, operating results, prospects and financial condition. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Risks Related to Our Business and Industry

Macroeconomic fluctuations may harm our business, results of operations and stock price.

Our business, financial condition, operating results and cash flows may be adversely affected by changes in global economic conditions and geopolitical risks, including credit market conditions, trade policies, levels of consumer and business confidence, commodity prices and availability, inflationary pressure, exchange rates, levels of government spending and deficits, political conditions, and other challenges that could affect the global economy including impacts associated with the continuing developmnets in the war against Ukraine and sanctions which have been announced by the United States and other countries against Russia, which have caused significant uncertainty, adding to continuing concerns about supply chain disruptions, inflation and increases in interest rates in the markets in which we operate. These economic and geopolitical conditions could affect businesses such as ours in a number of ways. Such conditions could have an adverse impact on our flexibility to react to changing economic and business conditions and on our ability to fund our operations. In addition, restrictions on credit availability could adversely affect the ability of our customers to make payments. Similarly, credit restrictions may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress.

Inflation and rising interest rates may adversely affect our financial condition and results of operations.

During 2022, inflation in the United States accelerated and, as of the date of this Report, is currently expected to continue at an elevated level in the near-term. Rising inflation may have an adverse impact on our Loan Agreement (as defined in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report below) and general and administrative expenses, as these costs could increase at a rate higher than our revenue. The U.S. Federal Reserve raised the federal funds rate a total of seven times throughout 2022, resulting in a range from 4.25% to 4.50% as of December 31, 2022. It is expected that the Federal Reserve may continue to increase the federal funds rate during 2023 to, among other things, control inflation. As a result, to the extent our exposure to increases in interest rates is not eliminated through interest rate swaps or other protection agreements, such increases may result in higher debt service costs, which will adversely affect our cash flows.

Our variable rate indebtedness subjects us to interest rate risk and could cause our debt service obligations to increase significantly.

Amounts outstanding under our Loan Agreement bear interest at the Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.25%, with a SOFR floor of 0.00%. Variable rate borrowings expose us to increased interest expense in a rising interest rate environment. If interest rates were to increase, our debt service obligations on variable rate indebtedness would increase even though the amount borrowed remained the same, which could adversely affect our cash flows.

The effects of the COVID-19 pandemic on our business are uncertain and may adversely affect our results of operations and cash flows.

The COVID-19 pandemic has had and may continue to have an adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of the customers and suppliers in industries that we serve. The COVID-19 pandemic continues to present business challenges, and we continue to experience impacts related to COVID-19, primarily in higher raw material prices, disruptions in global supply chains, delays in supplier deliveries, delays in deliveries to customers, travel restrictions, quarantine restrictions, labor shortages and employee absences. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences remain uncertain and rapidly changing, it is difficult to predict the extent of the pandemic’s impact on our operations and financial performance. Further, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited to, duration of the pandemic, potential subsequent waves of COVID-19 infection or potential new variants and the possible resistance of new variants to currently available vaccines, the effectiveness and adoption of COVID-19 vaccines and therapeutics, governmental, business and individuals’ actions that have been and may in the future be taken in response to the pandemic (including shutdown orders, border closings, restrictions on travel and transport and workplace restrictions) and resulting supplier impacts. In addition, to the extent global vaccination programs do not achieve intended results and a longer period of economic and global supply chain and related disruption continues, the more adverse the impact will be on our business operations, financial performance and results of operations.

We are dependent on a single line of business.

We are engaged only in the design, manufacture and marketing of standard and custom-engineered electronic components that are used primarily for the control of frequency and spectrum of signals in electronic circuits. Virtually all of our 2022 and 2021 revenues came from sales of electronic components, which consist of packaged quartz crystals, oscillator modules, electronic filters and integrated modules.

Given our reliance on this single line of business, any decline in demand for this product line or failure to achieve continued market acceptance of existing and new versions of this product line may harm our business and our financial condition. Additionally, unfavorable market conditions affecting this line of business would likely have a disproportionate impact on us in comparison with certain competitors, who have more diversified operations and multiple lines of business. Should this line of business fail to generate sufficient sales to support ongoing operations, there can be no assurance that we will be able to develop alternate business lines.

Our operating results vary significantly from period to period.

We experience fluctuations in our operating results. Some of the principal factors that contribute to these fluctuations include changes in demand for our products; our effectiveness in managing manufacturing processes, costs and inventory; our effectiveness in engineering and qualifying new product designs with our OEM customers and in managing the risks associated with offering those new products into production; changes in the cost and availability of raw materials, which often occur in the electronics manufacturing industry and which affect our margins and our ability to meet delivery schedules; macroeconomic and served industry conditions; and events that may affect our production capabilities, such as labor conditions and political instability. In addition, due to the prevailing economic climate and competitive differences between the various market segments which we serve, the mix of sales between our communications, networking, aerospace, defense, avionics, industrial and instrumentation market segments may affect our operating results from period to period.

For the years ended December 31, 2022 and 2021, we had net income of $1,798,000 and $1,582,000, respectively. Our revenues and operating results are highly dependent on the development and growth of demand for our products in the communications, networking, aerospace, defense, avionics, instrumentation and industrial markets, which are cyclical. We cannot be certain whether we will generate sufficient revenues or sufficiently manage expenses to sustain profitability.

We have a large customer that accounts for a significant portion of our revenues, and the loss of this customer, or decrease in its demand for our products, could have a material adverse effect on our results.

For the year ended December 31, 2022, our largest customer, a commercial aerospace and defense company, accounted for $8,190,000, or 25.7%, of the Company's total revenues. The Company’s second largest customer in 2022, a defense contractor, accounted for $4,857,000, or 15.3%, of the Company's total revenues. The loss of either of these customers, or a decrease in their demand for our products, could have a material adverse effect on our results.

A relatively small number of customers account for a significant portion of our accounts receivable, and the insolvency of any of these customers could have a material adverse impact on our liquidity.

As of December 31, 2022, four of our largest customers accounted for approximately $2,872,000, or 53.8%, of accounts receivable. The insolvency of any of these customers could have a material adverse impact on our liquidity.

Our order backlog may not be indicative of future revenues.

Our order backlog is comprised of orders that are subject to specific production release, including orders under contracts, and purchase orders. Our customers may order products from multiple sources to ensure timely delivery when backlog is particularly long and may cancel or defer orders without significant penalty. They also may cancel orders when business is weak, and inventories are excessive. As a result, we cannot provide assurances as to the portion of backlog orders to be filled in any given year, and our order backlog as of any particular date may not be representative of actual revenues for any subsequent period.

Our future rate of growth and profitability are highly dependent on the development and growth of the communications, networking, aerospace, defense, avionics, instrumentation and industrial markets, which are cyclical.

In 2022 and 2021, the majority of our revenues were derived from sales to manufacturers of equipment for the defense, aerospace, instrumentation and industrial markets for frequency and spectrum control devices, including indirect sales through distributors and contract manufacturers. During 2023, we expect a significant portion of our revenues to continue to be derived from sales to these manufacturers. Often OEMs and other service providers within these markets have experienced periods of capacity shortage and periods of excess capacity, as well as periods of either high or low demand for their products. In periods of excess capacity or low demand, purchases of capital equipment may be curtailed, including equipment that incorporates our products. A reduction in demand for the manufacture and purchase of equipment for these markets, whether due to cyclical, macroeconomic or other factors, or due to our reduced ability to compete based on cost or technical factors, could substantially reduce our net sales and operating results and adversely affect our financial condition. Moreover, if these markets fail to grow as expected, we may be unable to maintain or grow our revenues. The multiple variables which affect the communications, networking, aerospace, defense, instrumentation and industrial markets for our products, as well as the number of parties involved in the supply chain and manufacturing process, can impact inventory levels and lead to supply chain inefficiencies. As a result of these complexities, we have limited visibility to forecast revenue projections accurately for the near and medium-term timeframes.

The market share of our customers in the communications, networking, aerospace, defense, avionics, instrumentation, and industrial markets may change over time, reducing the potential value of our relationships with our existing customer base.

We have developed long-term relationships with our existing customers, including pricing contracts, custom designs and approved vendor status. If these customers lose market share to other equipment manufacturers in the communications, networking, aerospace, defense, avionics, instrumentation, and industrial markets with whom we do not have similar relationships, our ability to maintain revenue, margin or operating performance may be adversely affected.

We may make acquisitions that are not successful, or we may fail to integrate acquired businesses into our operations properly.

We intend to continue exploring opportunities to buy other businesses or technologies that could complement, enhance, or expand our current business or product lines, or that might otherwise offer us growth opportunities. We may have difficulty finding such opportunities or, if such opportunities are identified, we may not be able to complete such transactions for reasons including a failure to secure necessary financing.

Any transactions that we are able to identify and complete may involve a number of risks, including:

‒	The diversion of our management's attention from the management of our existing business to the integration of the operations and personnel of the acquired or combined business or joint venture;
‒	Material business risks not identified in due diligence;
‒	Possible adverse effects on our operating results during the integration process;
‒	Substantial acquisition-related expenses, which would reduce our net income, if any, in future years;
‒	The loss of key employees and customers as a result of changes in management; and
‒	Our possible inability to achieve the intended objectives of the transaction.

In addition, we may not be able to integrate, operate, maintain or manage, successfully or profitably, our newly acquired operations or employees. We may not be able to maintain uniform standards, controls, policies and procedures, and this may lead to operational inefficiencies.

Any of these difficulties could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we are unable to introduce innovative products, demand for our products may decrease.

Our future operating results are dependent on our ability to develop, introduce and market innovative products continually, to modify existing products, to respond to technological change and to customize some of our products to meet customer requirements. There are numerous risks inherent in this process, including the risks that we will be unable to anticipate the direction of technological change or that we will be unable to develop and market new products and applications in a timely or cost-effective manner to satisfy customer demand.

Our markets are highly competitive, and we may lose business to larger and better-financed competitors.

Our markets are highly competitive worldwide, with low transportation costs and few import barriers. We compete principally on the basis of product quality and reliability, availability, customer service, technological innovation, timely delivery and price. Within the industries in which we compete, competition has become increasingly concentrated and global in recent years.

Many of our major competitors, some of which are larger than us, and potential competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer support capabilities. If we are unable to successfully compete against current and future competitors, our operating results will be adversely affected.

Our success depends on our ability to retain key management and technical personnel and attracting, retaining, and training new technical personnel.

Our future growth and success will depend in large part upon our ability to recruit highly skilled technical personnel, including engineers, and to retain our existing management and technical personnel. There is a labor shortage in the markets in which we operate which are highly competitive, and some of our operations are not located in highly populated areas. As a result, we may not be able to recruit and retain key personnel. Our failure to hire, retain or adequately train key personnel could have a negative impact on our performance.

We purchase certain key components and raw materials from single or limited sources and could lose sales if these sources fail to fulfill our needs for any reason, including the inability to obtain these key components or raw materials due to the COVID-19 outbreak.

If single-source components or key raw materials were to become unavailable on satisfactory terms, and we could not obtain comparable replacement components or raw materials from other sources in a timely manner, our business, results of operations and financial condition could be harmed. On occasion, one or more of the components used in our products have become unavailable, resulting in unanticipated redesign and related delays in shipments. Changes in global economic and geopolitical conditions and the ongoing COVID-19 pandemic have disrupted supply chains and the ability to obtain components and raw materials around the world for all companies, including us. We cannot give assurance that we will be able to obtain the necessary components and raw materials necessary to conduct our business. In addition, our suppliers may be impacted by compliance with environmental regulations including RoHS and Waste Electrical and Electronic Equipment ("WEEE"), which could disrupt the supply of components or raw materials or cause additional costs for us to implement new components or raw materials into our manufacturing processes.

As a supplier to U.S. Government defense contractors, we are subject to a number of procurement regulations and other requirements and could be adversely affected by changes in regulations or any negative findings from a U.S. Government audit or investigation.

A number of our customers are U.S. Government contractors. As one of their suppliers, we must comply with significant procurement regulations and other requirements. Under applicable federal regulations for defense contractors, we are required to comply with the Cybersecurity Maturity Model Certification (“CMMC”) program in the next several years and other similar cybersecurity requirements. We also maintain registration under ITAR for certain of our production facilities. One of those production facilities must comply with additional requirements and regulations for its production processes and for selected personnel in order to maintain the security of classified information. These requirements, although customary within these markets, increase our performance and compliance costs. If any of these various requirements change, our costs of complying with them could increase and reduce our operating margins. To the extent that we are unable to comply with the CMMC or other requirements, our business with the Department of Defense or its prime customers could be at risk.

We operate in a highly regulated environment and are routinely audited and reviewed by the U.S. Government and its agencies such as the Defense Contract Audit Agency and Defense Contract Management Agency. These agencies review our performance under our contracts, our cost structure and our compliance with applicable laws, regulations, and standards, as well as the adequacy of, and our compliance with, our internal control systems and policies. Systems that are subject to review include our purchasing systems, billing systems, property management and control systems, cost estimating systems, compensation systems and management information systems.

Any costs found to be improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business as a supplier to contractors who sell products and services to the U.S. Government. In addition, our reputation could be adversely affected if allegations of impropriety were made against us.

From time to time, we may also be subject to U.S. Government investigations relating to our or our customers' operations and products and are expected to perform in compliance with a vast array of federal laws, including the Truth in Negotiations Act, the False Claims Act, the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, and the Foreign Corrupt Practices Act. We or our customers may be subject to reductions of the value of contracts, contract modifications or termination, and the assessment of penalties and fines, which could negatively impact our results of operations and financial condition, or result in a diminution in revenue from our customers, if we or our customers are found to have violated the law or are indicted or convicted for violations of federal laws related to government security regulations, employment practices or protection of the environment, or are found not to have acted responsibly as defined by the law. Such convictions could also result in suspension or debarment from serving as a supplier to government contractors for some period of time. Such convictions or actions could have a material adverse effect on us and our operating results. The costs of cooperating or complying with such audits or investigations may also adversely impact our financial results.

Our products are complex and may contain errors or design flaws, which could be costly to correct.

When we release new products, or new versions of existing products, they may contain undetected or unresolved errors or defects. The majority of our products are custom designed for requirements of specific OEM systems. The expected business life of these products ranges from less than one year to more than 10 years depending on the application. Some of the customizations are modest changes to existing product designs while others are major product redesigns or new product platforms.

Despite testing, errors or defects may be found in new products or upgrades after the commencement of commercial shipments. Undetected errors and design flaws have occurred in the past and could occur in the future. These errors could result in delays, loss of market acceptance and sales, diversion of development resources, damage to the Company's reputation, product liability claims and legal action by its customers and third parties, failure to attract new customers and increased service costs.

Communications and network infrastructure equipment manufacturers increasingly rely upon contract manufacturers, thereby diminishing our ability to sell our products directly to those equipment manufacturers.

There is a continuing trend among communications and network infrastructure equipment manufacturers to outsource the manufacturing of their equipment or components. As a result, our ability to persuade these OEMs to utilize our products in customer designs could be reduced and, in the absence of a manufacturer's specification of our products, the prices that we can charge for them may be subject to greater competition.

Future changes in our environmental liability and compliance obligations may increase costs and decrease profitability.

Our present and past manufacturing operations, products, and/or product packaging are subject to environmental laws and regulations governing air emissions, wastewater discharges, and the handling, disposal and remediation of hazardous substances, wastes and other chemicals. In addition, more stringent environmental regulations may be enacted in the future, and we cannot presently determine the modifications, if any, in our operations that any future regulations might require, or the cost of compliance that would be associated with such regulations.

Environmental laws and regulations may cause us to change our manufacturing processes, redesign some of our products, and change components to eliminate some substances in our products in order to be able to continue to offer them for sale.

We have significant international operations and sales to customers outside of the United States that subject us to certain business, economic and political risks.

We have office and manufacturing space in Noida, India, and a sales office in Hong Kong. Additionally, foreign revenues for 2022 (primarily to Malaysia) accounted for 29.5% of our 2022 consolidated revenues. We anticipate that sales to customers located outside of the United States will continue to be a significant part of our revenues for the foreseeable future. Our international operations and sales to customers outside of the United States subject our operating results and financial condition to certain business, economic, political, health, regulatory and other risks, including but not limited to:

‒	Political and economic instability in countries in which our products are manufactured and sold;
‒	Expropriation or the imposition of government controls;
‒	Responsibility to comply with anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;
‒	Sanctions or restrictions on trade imposed by the United States Government;
‒	Export license requirements;
‒	Trade restrictions;
‒	Currency controls or fluctuations in exchange rates;
‒	High levels of inflation or deflation;
‒	Difficulty in staffing and managing non-U.S. operations;
‒	Greater difficulty in collecting accounts receivable and longer payment cycles;
‒	Changes in labor conditions and difficulties in staffing and managing international operations;
‒	The impact of the ongoing COVID-19 pandemic; and
‒	Limitations on insurance coverage against geopolitical risks, natural disasters and business operations.

Additionally, to date, very few of our international revenue and cost obligations have been denominated in foreign currencies. As a result, changes in the value of the United States dollar relative to foreign currencies may affect our competitiveness in foreign markets. We do not currently engage in foreign currency hedging activities, but may do so in the future to the extent that we incur a significant amount of foreign-currency denominated liabilities.

We rely on information technology systems to conduct our business, and disruption, failure or security breaches of these systems could adversely affect our business and results of operations.

We rely on information technology ("IT") systems in order to achieve our business objectives. We also rely upon industry accepted security measures and technology to securely maintain confidential information maintained on our IT systems. However, our portfolio of hardware and software products, solutions and services and our enterprise IT systems may be vulnerable to damage or disruption caused by circumstances beyond our control such as catastrophic events, power outages, natural disasters, computer system or network failures, computer viruses, cyber-attacks or other malicious software programs. The failure or disruption of our IT systems to perform as anticipated for any reason could disrupt our business and result in decreased performance, significant remediation costs, transaction errors, loss of data, processing inefficiencies, downtime, litigation and the loss of suppliers or customers. A significant disruption or failure could have a material adverse effect on our business operations, financial performance and financial condition.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our investor relationships. As our reliance on technology increases, so will the risks posed to our information systems, both internal and those we outsource. There is no guarantee that any processes, procedures and internal controls we have implemented or will implement will prevent cyber intrusions, which could have a negative impact on our financial results, operations, business relationships or confidential information.

If we fail to correct any material weakness that we identify in our internal control over financial reporting or otherwise fail to maintain effective internal control over financial reporting, we may not be able to report our financial results accurately and timely, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports and the price of our common stock may decline.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). We are required to comply with the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), and other rules that govern public companies.

If we identify material weaknesses in our internal control over financial reporting in the future, if we cannot comply with the requirements of the Sarbanes-Oxley Act in a timely manner or attest that our internal control over financial reporting is effective, or if our independent registered public accounting firm cannot express an opinion as to the effectiveness of our internal control over financial reporting when required, we may not be able to report our financial results accurately and timely. As a result, investors, counterparties and consumers may lose confidence in the accuracy and completeness of our financial reports. Accordingly, access to capital markets and perceptions of our creditworthiness could be adversely affected, and the market price of our common stock could decline. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the Securities and Exchange Commission (the “SEC”) or other regulatory authorities, which could require additional financial and management resources. These events could have a material and adverse effect on our business, operating results, financial condition and prospects.

Risks Related to Our Securities

The price of our common stock has fluctuated considerably and is likely to remain volatile, in part due to the limited market for our common stock.

From October 7, 2022, the date our common stock began trading on the NYSE American, through December 31, 2022, the high and low closing prices for our common stock were $15.60 and $8.40, respectively. There is a limited public market for our common stock, and we cannot provide assurances that a more active trading market will develop or be sustained. As a result of limited trading volume in our common stock, the purchase or sale of a relatively small number of shares could result in significant price fluctuations and it may be difficult for holders to sell their shares without depressing the market price for our common stock.

Additionally, the market price of our common stock may continue to fluctuate significantly in response to a number of factors, some of which are beyond our control, including the following:

‒	General economic conditions affecting the availability of long-term or short-term credit facilities, the purchasing and payment patterns of our customers, or the requirements imposed by our suppliers;
‒	Economic conditions in our industry and in the industries of our customers and suppliers (including the impact of COVID-19);
‒	Changes in financial estimates or investment recommendations by securities analysts relating to our common stock;
‒	Market reaction to our reported financial results;
‒	Loss of a major customer;
‒	Announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and
‒	Changes in key personnel.

Our officers, directors and 10% or greater stockholders have significant voting power and may vote their shares in a manner that is not in the best interest of other stockholders.

Our officers, directors and 10% or greater stockholders control approximately 38.5% of the voting power represented by our outstanding shares of common stock as of March 27, 2023. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all of our stockholders.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of the Company more difficult, which acquisition may be beneficial to our stockholders.

Provisions in our certificate of incorporation and by-laws, as well as provisions of the General Corporation Law of the State of Delaware ("DGCL"), may discourage, delay or prevent a merger, acquisition or other change in control of the Company, even if such a change in control would be beneficial to our stockholders. These provisions include prohibiting our stockholders from fixing the number of directors and establishing advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors (the “Board”).

Additionally, Section 203 of the DGCL prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. We have not opted out of the restrictions under Section 203, as permitted under DGCL.

Risks Related to the Separation

We may be unable to achieve some or all of the expected benefits of the Separation, and the Separation may adversely affect our business.

As a new, publicly traded company, we may be more susceptible to market fluctuations and other adverse events. Our performance may not meet expectations for a variety of reasons. While we were a subsidiary of LGL Group, we previously enjoyed certain benefits, including economies of scope and scale in costs, employees and business relationships. These benefits may not be as readily achievable as a stand-alone company. There can be no assurance that the Separation will not adversely affect our business.

Our ability to meet capital needs may be harmed by the loss of financial support from LGL Group, and we may not be able to obtain funds necessary to operate our business.

Our ability to meet capital needs, which depends on the Company’s financial condition and future prospects, may be harmed as a result of the Separation, and we will not be able to access financial support from LGL Group. To the extent we seek funds through accessing equity or debt capital markets, as a standalone company, the cost of financing will depend on many factors, among other things, such as its performance and financial market conditions generally. Accordingly, we may not be able to obtain financing or otherwise raise funds necessary to operate our business on favorable terms, or at all. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay or scale back our acquisition activity and planned capital expenditures, which could adversely impact the business and prospects. In addition, to the extent debt financing, if available, is obtained, we may be subject to operating and financial covenants that may restrict our operations and if unable to generate sufficient cash flow from operations to meet future debt payment obligations, we may be required to attempt to restructure or refinance such debt, raise additional capital or take other actions such as selling assets, or reducing or delaying capital expenditures. There is no assurance that we will be able to effect any such actions or do so on satisfactory terms, if at all, or that such actions would be permitted by the terms of our indebtedness. Further, to the extent that we raise additional funds by issuing equity securities, our stockholders would experience dilution, which may be significant and could cause the market price of our common stock to decline.

As a result of the separation, certain of our directors and officers may have actual or potential conflicts of interest because of their positions or relationships with LGL Group.

As a result of the Separation, Marc J. Gabelli serves as our non-executive chairman of the board and also serves as chairman of the board and chief executive officer of LGL Group and Michael J. Ferrantino serves as our chief executive officer and as one of our directors and also as a director of LGL Group. Such dual roles could create, or appear to create, potential conflicts of interest when LGL Group and our officers and directors face decisions that could have different implications for the two companies.

In addition, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between LGL Group and us regarding the terms of the agreements governing the Separation and the relationship thereafter between the companies.

We have limited history of operating as an independent company, and our historical combined and unaudited financial information for periods prior to the Separation is not necessarily representative of the results that we would have achieved as an independent, publicly traded company and may not be a reliable indicator of our future results.

Our historical combined and unaudited financial information for periods prior to the Separation included in this Annual Report on Form 10-K was derived from LGL Group’s consolidated financial statements and accounting records and are not necessarily indicative of our future results of operations, financial condition or cash flows, nor do they reflect what our results of operations, financial condition or cash flows would have been as an independent public company during the periods presented. In particular, the historical combined financial information included in this Annual Report on Form 10-K is not necessarily indicative of our future results of operations, financial condition or cash flows.

LGL Group continues to perform functions for us, and we continue to perform functions for LGL Group, on a transitional basis, and as a result we may experience operational disruptions and incur significant costs to perform these functions ourselves following the transition period or be subject to claims and liability.

Prior to the Separation, LGL Group performed many important corporate functions for us, including information technology, shared services, insurance, logistics, human resources, finance and internal audit. In connection with the Separation, we entered into certain arrangements with LGL Group pursuant to which we and LGL Group will continue to provide to each other, on an ongoing basis, certain functions and services that the companies have historically shared. LGL Group may not successfully execute its obligations to us under these arrangements, and any interruption in the functions or services that will be provided to us by LGL Group following the Separation could have a material adverse effect on our business, results of operations, financial condition and cash flows.

In addition, at the end of this transition period, we will need to perform these functions ourselves or hire third parties to perform these functions on our behalf. The costs associated with performing or outsourcing these functions may exceed the amounts reflected in our historical combined financial statements that were incurred as a subsidiary of LGL Group. A significant increase in the costs of performing or outsourcing these functions could materially and adversely affect our business, results of operations, financial condition and cash flows.

The obligations associated with operating as an independent public company require significant resources and management attention.

Prior to the Separation, we were not directly subject to the reporting and other requirements of the Exchange Act. As a result of the Separation, we are directly subject to such reporting and other obligations under the Exchange Act and the rules of the NYSE. These reporting and other obligations place significant demands on our management and our administrative and operational resources, including accounting resources, and we have faced and expect to continue to face increased legal, accounting, administrative and other costs and expenses relating to these demands that we had not incurred as a subsidiary of LGL Group. Our investment in compliance with existing and evolving regulatory requirements will result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We are subject to significant restrictions on our actions in order to avoid triggering significant tax-related liabilities.

The Amended and Restated Tax Indemnity and Sharing Agreement (“Tax Agreement”) generally prohibits us from taking certain actions that could cause the Separation to fail to qualify as a tax-free transaction, including but not limited to, within two (2) years of the Distribution Date not entering into any agreement, understanding or arrangement involving the substantial acquisition of stock of the Company or a substantial shift in ownership (by vote or value) of the Company.

If the Separation does not qualify as tax-free for U.S. federal income tax purposes as a result of a breach by us of any covenant or representation made by us in the Amended and Restated Tax Indemnity and Sharing Agreement, we could be subject to significant liability.

If the Separation fails to qualify for tax-free treatment due to a breach by us (or any of our subsidiaries) of any covenant or representation made by us in the Tax Agreement between us and LGL Group, we generally will be required to indemnify LGL Group for all tax-related losses suffered by it. In addition, we will not control the resolution of any tax contest relating to taxes suffered by LGL Group in connection with the Separation, and we may not control the resolution of tax contests relating to any other taxes for which we may ultimately have an indemnity obligation under the Tax Agreement. In the event that LGL Group suffers tax-related losses in connection with the Separation that must be indemnified by us under the Tax Agreement, the indemnification liability could have a material adverse effect on us.

If the Separation fails to qualify for tax-free treatment, for any reason, LGL Group and/or holders of the LGL Group's common stock would be subject to substantial U.S. taxes as a result of the Separation, and we could incur significant liabilities under applicable law or as a result of the Tax Agreement.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company's principal executive offices are located in Orlando, Florida within an MtronPTI operating facility. MtronPTI's operations are located in Orlando, Florida; Yankton, South Dakota; and Noida, India. We also have sales offices in Austin, Texas and Hong Kong.

MtronPTI owns a facility in Orlando, Florida, containing approximately 71,000 square feet on approximately five acres of land and owns a facility in Yankton, South Dakota, containing approximately 32,000 square feet on approximately 11 acres of land. MtronPTI also leases approximately 13,000 square feet of office and manufacturing space in Noida, India and approximately 700 square feet of office space in Hong Kong. It is our opinion that the facilities referred to above are in good operating condition, suitable, and adequate for present uses.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Our common stock is traded on the NYSE American, under the symbol “MPTI”. Based upon information furnished by our transfer agent, at March 27, 2023, we had in excess of 800 holders of record of our common stock.

Cash Dividend Policy

Our Board intends to adhere to a practice of not paying cash dividends. This policy takes into account our long-term growth objectives, including our anticipated investments for organic growth, potential technology acquisitions or other strategic ventures and stockholders' desire for capital appreciation of their holdings. In addition, the covenants under MtronPTI’s credit facility effectively place certain limitations on its ability to make certain payments, including but not limited to payments of dividends and other distributions, which effectively could limit the Company’s ability to pay cash dividends to stockholders. No cash dividends are expected to be paid for the foreseeable future.

Item 6.	Reserved.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our audited consolidated financial statements and the accompanying notes. This discussion contains forward-looking statements, including statements regarding our expected financial position, business and financing plans. These statements involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Report, particularly under the headings "Caution Concerning Forward-Looking Statements" and "Risk Factors”.

Overview

MtronPTI is engaged in the designing, manufacturing and marketing of highly-engineered, high reliability frequency and spectrum control products used to control the frequency or timing of signals in electronic circuits in various applications. MtronPTI’s primary markets are defense, aerospace, space, and avionics.

The accompanying consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries.

Results of Operations

Factors Which May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than the global economic conditions affecting our industry generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on our revenues or income other than those listed in Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.

COVID-19

The COVID-19 pandemic (“COVID”) has had and may continue to have an adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of the customers and suppliers in industries that we serve. The COVID pandemic continues to present business challenges, and we continue to experience impacts related to COVID, primarily in higher raw material prices, disruptions in global supply chains, delays in supplier deliveries, delays in deliveries to customers, travel restrictions, quarantine restrictions, labor shortages and employee absences.

The ultimate impact of COVID on our operations and financial performance depends on many factors that are not within our control, including, but not limited to, potential subsequent waves of COVID infection or potential new variants and the possible resistance of new variants to currently available vaccines, the effectiveness and adoption of COVID vaccines and therapeutics, governmental, business and individuals’ actions that have been and may in the future be taken in response to the pandemic (including shutdown orders, border closings, restrictions on travel and transport and workplace restrictions) and resulting supplier impacts. In addition, to the extent global vaccination programs do not achieve intended results and a longer period of economic and global supply chain and related disruption continues, the more adverse the impact will be on our business operations, financial performance and results of operations.

Inflation and Rising Interest Rates

During 2022, inflation in the United States accelerated and, as of the date of this Report, is currently expected to continue at an elevated level in the near-term. Rising inflation may have an adverse impact on our Loan Agreement and general and administrative expenses, as these costs could increase at a rate higher than our revenue. The U.S. Federal Reserve raised the federal funds rate a total of seven times throughout 2022, resulting in a range from 4.25% to 4.50% as of December 31, 2022. It is expected that the Federal Reserve may continue to increase the federal funds rate during 2023 to, among other things, control inflation. As a result, to the extent our exposure to increases in interest rates is not eliminated through interest rate swaps or other protection agreements, such increases may result in higher debt service costs, which will adversely affect our cash flows.

2022 Compared to 2021

Consolidated Revenues, Gross Margin and Backlog

Total revenues for the year ended December 31, 2022 were $31,845,000, an increase of $5,151,000, or 19.3%, from $26,694,000 for the year ended December 31, 2021. The increase in revenue reflects the recovering avionics market and strong defense product shipments.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales as a percentage of revenues, improved to 35.6% for the year ended December 31, 2022 compared to 35.0% for the prior year. Gross margins improved over last year but were muted by inflationary cost pressures. The margin improvement reflects the increased business volume offset by the effects of product mix changes and inflationary headwinds due to labor and materials cost increases on long term contracts.

As of December 31, 2022, our order backlog was $46,180,000, an increase of 56.9% compared to $29,439,000 as of December 31, 2021. Strong 2022 bookings of $48,586,000 following strong 2021 bookings and the continuing recovery from the avionics market and other related COVID pandemic and supply chain issues, drove the improvement. This record booking trend in excess of our product shipments reflects strong defense orders, most of which are expected to ship during 2023 and well into 2024.

The backlog of unfilled orders includes amounts based on signed contracts and purchase orders, which are likely to be fulfilled substantially within the next 12 to 24 months. Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost. We expect to fill a substantial portion of our order backlog as of December 31, 2022 during 2023 and 2024, but cannot provide assurances as to what portion of the order backlog will be fulfilled in any given year.

Operating Income

The Company reported an operating income of $2,875,000 for the year ended December 31, 2022 compared to operating income of $2,114,000 for the year ended December 31, 2021. This increase reflects the higher revenues and effects from product mix changes, with results muted by inflationary pressures. Engineering, selling and administrative expenses were 26.6% of revenue for the year ended December 31, 2022, compared to 27.1% of revenue for the year ended December 31, 2021.

Total Other Expense, Net

Total other expense, net was $280,000 for the year ended December 31, 2022 compared to $1,000 for the year ended December 31, 2021, primarily reflecting excess Separation costs of $219,000 which represents 50% of the excess Separation costs which MtronPTI agreed to share with LGL Group (See Note B – Related Party Transactions to the Consolidated and Combined Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Report) along with the impact from currency changes.

Income Tax Provision

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, tax benefits and deductions and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Significant changes to these estimates may result in an increase or decrease to the tax provision in a subsequent period.

We recorded a tax provision of $797,000 and $531,000 for the years ended December 31, 2022 and 2021, respectively. The income tax provision is based on an estimated annual effective tax rate across the jurisdictions in which we operate.

Net Income

Net income was $1,798,000 for the year ended December 31, 2022 compared to $1,582,000 for the year ended December 31, 2021. Basic and diluted net income per share for the years ended December 31, 2022 and 2021 was $0.67 and $0.59, respectively.

Liquidity and Capital Resources

As of December 31, 2022 and 2021, cash and cash equivalents were $926,000 and $2,635,000, respectively. The decrease was due primarily to the Separation, as the cash balance exceeding $1,000,000 was retained by LGL Group.

Cash provided by operating activities was $2,042,000 and $2,960,000 for the years ended December 31, 2022 and 2021, respectively. The decrease was largely due to the increases in receivable and inventory levels in 2022 as compared to 2021, offset by an increase in accounts payable and accrued expenses. Inventory increased due to supply chain constraints and as a result of a significant increase in our order backlog.

Cash used in investing activities for the years ended December 31, 2022 and 2021 was $936,000 and $1,099,000, respectively and related entirely to capital expenditures, which were primarily used for new and upgraded production equipment to improve our costs and efficiency.

Cash used in financing activities for the years ended December 31, 2022 and 2021 was $2,815,000 and $1,682,000, respectively, and resulted almost exclusively from payments to LGL Group and its subsidiaries.

As of December 31, 2022, our consolidated working capital was $9,458,000, compared to $9,081,000 as of December 31, 2021. As of December 31, 2022, we had current assets of $14,314,000, current liabilities of $4,856,000 and a ratio of current assets to current liabilities of 2.95 to 1.00. As of December 31, 2021, we had current assets of $12,093,000, current liabilities of $3,012,000 and a ratio of current assets to current liabilities of 4.01 to 1.00. Management continues to focus on efficiently managing working capital requirements to match operating activity levels and will seek to deploy the Company’s working capital where it will generate the greatest returns.

We believe that existing cash and cash equivalents, marketable securities and cash generated from operations will provide sufficient liquidity to meet our ongoing working capital and capital expenditure requirements for the next 12 months from the date of this filing. The Company’s management continues to strive for profitability both internally and through acquisition.

On June 15, 2022, we entered into a loan agreement (the “Loan Agreement”) for a revolving line of credit with Fifth Third Bank, National Association, for up to $5.0 million bearing interest at SOFR plus a margin of 2.25%, with a SOFR floor of 0.00%. The Loan Agreement has a maturity date of June 15, 2025 and contains certain financial covenants based on the following criteria: (a) Minimum Fixed Charge Coverage Ratio; (b) Minimum Current Ratio; and (c) Minimum Tangible Net Worth (each as defined in the Loan Agreement). All loans pursuant to the Loan Agreement will be secured by a continuing and unconditional first priority security interest in and to any and all property of the Company. See Note E – Revolving Credit Agreement in the Notes to Consolidated and Combined Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Report for details of the Loan Agreement.

Our Board has adhered to a practice of not paying cash dividends. This policy takes into account our long-term growth objectives, including our anticipated investments for organic growth, potential acquisitions or other strategic ventures and stockholders' desire for capital appreciation of their holdings. No cash dividends are expected to be paid for the foreseeable future.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. Our significant accounting policies are more fully described in Note A – Description of Business, Basis of Presentation and Summary of Significant Accounting Policies, in the Notes to Consolidated and Combined Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Report. Certain accounting policies require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, we evaluate our estimates and assumptions, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary. The accounting policies described below are those that most frequently require us to make estimates and judgments and, therefore, are critical to understanding our results of operations.

Income Taxes

We account for income taxes in accordance with Accounting Standards Codification Topic 740 “Income Taxes” (“ASC 740”), which requires an asset and liability approach for the financial accounting and reporting of income taxes. Under this method, deferred income taxes are recognized for the expected future tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These balances are measured using the enacted tax rates expected to apply in the year(s) in which these temporary differences are expected to reverse. The effect of a change in tax rates on deferred income taxes is recognized in income in the period when the change is enacted.

Based on consideration of all available evidence regarding their utilization, we record net deferred tax assets to the extent that it is more likely than not that they will be realized. Where, based on the weight of all available evidence, it is more likely than not that some amount of a deferred tax asset will not be realized, we establish a valuation allowance for the amount that, in our judgment, is sufficient to reduce the deferred tax asset to an amount that is more likely than not to be realized. In reaching such conclusions, we consider available positive and negative evidence including past operating results, projections of future taxable income, the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards. Our projections of future taxable income include estimates and assumptions regarding our income and costs, as well as the timing and amount of reversals of taxable temporary differences.

We account for unrecognized tax benefits in accordance with ASC 740, which prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation, based solely on the technical merits of the position. The tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

During the periods prior to the Separation that are presented in the accompanying Consolidated and Combined Financial Statements, the Company's income tax expense and deferred tax balances were included in LGL Group’s income tax returns. Income tax expense and deferred tax balances contained in the accompanying Consolidated and Combined Financial Statements for periods prior to the Separation are presented on a separate return basis, as if the Company had filed its own income tax returns. As a result, actual tax transactions included in LGL Group’s consolidated financial statements may or may not be included in the accompanying Consolidated and Combined Financial Statements of the Company. Similarly, the tax treatment of certain items reflected in the accompanying Consolidated and Combined Financial Statements of the Company may or may not be reflected in LGL Group’s consolidated financial statements and income tax returns. The taxes recorded in the accompanying Consolidated and Combined Statements of Operations for periods prior to the Separation are not necessarily representative of the taxes that may arise in the future when the Company files its income tax returns independent from LGL Group's returns.

Inventories

We account for inventories at the lower of cost or net realizable value using the FIFO (first-in, first-out) method.

Inventory reserves are determined based on estimated losses that result from inventory that becomes obsolete or for which the Company has excess inventory levels. In determining these estimates, the Company performs an analysis on current demand and usage for each inventory item over historical time periods. Based on that analysis, the Company reserves a percentage of the inventory amount within each time period based on historical demand and usage patterns of specific items in inventory. Actual experience could differ from the amounts estimated requiring adjustments to inventory valuation in future periods.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as the Company is a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

M-TRON INDUSTRIES, INC.

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms on Combined Financial Statements and Consolidated and Combined Financial Statements (PCAOB ID: 49 and PCAOB ID: 127)	24

Consolidated and Combined Statements of Operations: Years ended December 31, 2022 and 2021	25

Consolidated and Combined Balance Sheets: December 31, 2022 and 2021	26

Consolidated and Combined Statements of Stockholders' Equity: Years ended December 31, 2022 and 2021	27

Consolidated and Combined Statements of Cash Flows: Years ended December 31, 2022 and 2021	28

Notes to Consolidated and Combined Financial Statements	29

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of M-tron Industries, Inc.

Opinion on the Financial Statements

We have audited, before the effects of the retrospective presentation of earnings per share, the accompanying combined balance sheet of the Mtron business of the LGL Group, Inc. (the Company) as of December 31, 2021, the related combined statements of operations, equity and cash flows, for the year then ended, and the related notes to the combined financial statements (collectively, the financial statements). In our opinion, before the retrospective presentation of earnings per share for the year ended December 31, 2021, as described below, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the Company's retrospective presentation of earnings per share and the accompanying disclosures about earnings per share for the year ended December 31, 2021, as discussed in Note A to the financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such presentation has been properly applied. The presentation and disclosure of earnings per share were audited by other auditors.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit, before the effect of the retrospective presentation of earnings per share in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of Matter

As described in Note A to the combined financial statements, the accompanying combined financial statements have been prepared from the separate records maintained by the Company. The combined financial statements also include expense allocations for certain corporate functions historically provided by the LGL Group, Inc. These allocations may not be reflective of the actual expense that would have been incurred had the Company operated as a separate entity apart from the LGL Group, Inc. A summary of transactions with related parties is included in Note B to the combined financial statements.

/s/ RSM US LLP

We have served as the Company’s auditor from 2020 to October 7, 2022.

Orlando, Florida

April 11, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of M-tron Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated and combined balance sheet of M-tron Industries, Inc. and its subsidiaries (the “Company”) as of December 31, 2022, the related consolidated and combined statements of operations, stockholders' equity and cash flows for the year then ended, and the related notes to the consolidated and combined financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As part of our audit of the 2022 consolidated and combined financial statements, we also audited the adjustments to the 2021 combined financial statements to include weighted average shares outstanding in order to compute net income per basic and diluted share during the year ended December 31, 2021 as described in Note A. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the Company’s 2021 combined financial statements other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2021 combined financial statements as a whole.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of Matter

As further described in Note A to the financial statements, on October 7, 2022, The LGL Group, Inc. completed the separation of the Company into an independent, publicly traded company. Our opinion is not modified with respect to this matter.

/s/ PKF O’Connor Davies, LLP.

We have served as the Company’s auditor since October 13, 2022.

New York, NY

March 30, 2023

PCAOB ID No. 127

M-TRON INDUSTRIES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2022	2021
REVENUES	$31,845	$26,694
Costs and expenses:
Manufacturing cost of sales	20,499	17,358
Engineering, selling and administrative	8,471	7,222
OPERATING INCOME	2,875	2,114
Other Expense:
Interest expense, net	(11)	(12)
Other (expense) income, net	(269)	11
Total other expense, net	(280)	(1)
INCOME BEFORE INCOME TAXES	2,595	2,113
Income tax provision	797	531
NET INCOME	$1,798	$1,582

Net Income per Basic Share	$0.67	$0.59
Net income per Dilutive Share	$0.67	$0.59

See Accompanying Notes to Consolidated and Combined Financial Statements.

M-TRON INDUSTRIES, INC.

CONSOLIDATED AND COMBINED BALANCE SHEETS

(Dollars in Thousands, Except per Share Amounts)

	December 31, 2022	December 31, 2021

ASSETS
Current Assets:
Cash and cash equivalents	$926	$2,635
Accounts receivable, net of allowances of $142 and $131, respectively	5,197	3,995
Inventories, net	7,518	5,221
Prepaid expenses and other current assets	673	242
Total Current Assets	14,314	12,093
Property, Plant and Equipment
Land	536	536
Buildings and improvements	4,937	4,869
Machinery and equipment	19,044	18,176
Gross property, plant and equipment	24,517	23,581
Less: accumulated depreciation	(20,870)	(20,199)
Net property, plant and equipment	3,647	3,382
Right-of-use lease asset	147	218
Due from related party	—	1,969
Intangible assets, net	98	152
Deferred income tax asset	1,051	2,187
Other assets	16	5
Total Assets	$19,273	$20,006
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$2,381	$1,396
Accrued compensation and commissions expense	1,627	1,213
Other accrued expenses	614	403
Income taxes payable	234	—
Total Current Liabilities	4,856	3,012
Long-term lease liability	76	145
Total Liabilities	4,932	3,157
Contingencies (Note I)
Stockholders' Equity
Preferred stock - $0.01 par value; 5,000,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 25,000,000 shares authorized; 2,726,798 and 0 shares issued and outstanding, respectively.	27	—
Additional paid-in capital	14,102	—
Retained earnings	212	—
Net investment by The LGL Group, Inc.	—	16,849
Total Equity	14,341	16,849
Total Liabilities and Stockholders' Equity	$19,273	$20,006

See Accompanying Notes to Consolidated and Combined Financial Statements.

M-TRON INDUSTRIES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in Thousands)

	Common Stock	Paid-In Capital	Net Investment by The LGL Group, Inc.	Retained Earnings	Total Equity
Balance, December 31, 2020	$—	$—	$14,974	$—	$14,974
Net income	—	—	1,582	—	1,582
Net transfers to The LGL Group, inc.	—	—	293	—	293
Balance, December 31, 2021	$—	$—	$16,849	$—	$16,849
Net income	—	—	1,586	212	1,798
Net transfers to The LGL Group, Inc.	—	—	(4,386)	—	(4,386)
Transfer by The LGL Group, Inc. to Capital and Paid-in Capital	27	14,022	(14,049)	—	—
Share-based Compensation and Other	—	80	—	—	80
Balance, December 31, 2022	$27	$14,102	$—	$212	$14,341

See Accompanying Notes to Consolidated and Combined Financial Statements.

M-TRON INDUSTRIES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years Ended December 31,
	2022	2021
OPERATING ACTIVITIES
Net income	$1,798	$1,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	671	488
Amortization of finite-lived intangible assets	54	54
Stock-based compensation expense	458	292
Deferred income tax expense	1,136	507
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(1,202)	(47)
Increase in inventories, net	(2,297)	(116)
(Increase) decrease in prepaid expenses and other assets	(422)	2
Increase in accounts payable, accrued compensation and commissions expense, and other	1,846	198
Net cash provided by operating activities	2,042	2,960
INVESTING ACTIVITIES
Capital expenditures	(936)	(1,099)
Net cash used in investing activities	(936)	(1,099)
FINANCING ACTIVITIES
Net transfers from The LGL Group, Inc.	(309)	1
Prepaid financing costs	(20)	—
Payments to related party	(2,476)	(1,683)
Tax payments related to share-based awards	(10)	—
Net cash used in financing activities	(2,815)	(1,682)
(Decrease) increase in cash and cash equivalents	(1,709)	179
Cash and cash equivalents at beginning of year	2,635	2,456
Cash and cash equivalents at end of year	$926	$2,635

See Accompanying Notes to Consolidated and Combined Financial Statements.

M-TRON INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

A. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

M-tron Industries, Inc. (the “Company”, “we”, “our” or “us”) was founded in 1965 and is engaged in the designing, manufacturing and marketing of highly engineered, high reliability frequency and spectrum control products used to control the frequency or timing of signals in electronic circuits in various applications.

The Company’s operations include its two principal subsidiaries, (1) Piezo Technology, Inc. ("PTI") and (2) M-tron Asia, LLC ("Mtron"). The Company has operations in Orlando, Florida; Yankton, South Dakota; and Noida, India, and has sales offices in Austin, Texas and Hong Kong. The Company and its subsidiaries currently operate together as a single group under the MtronPTI brand (“Mtron PTI”).

The Company offers a wide range of precision frequency control and spectrum control solutions including radio frequency (“RF”), microwave and millimeter wave filters; cavity, crystal, ceramic, lumped element and switched filters; high performance and high frequency OCXOs, integrated PLL OCXOs, TCXOs, VCXOs, low jitter and harsh environment oscillators; crystal resonators, Integrated Microwave Assemblies (IMA), and state-of-the-art solid state power amplifier products.

Impact of MtronPTI’s Separation

On August 3, 2022, The LGL Group, Inc. (“LGL Group” or “LGL”) announced that its board of directors approved the previously announced separation of the MtronPTI business into an independent, publicly traded company (the "Separation"). Prior to the Separation, LGL Group operated its electronic instruments business segment through its wholly owned subsidiary, Precise Time and Frequency, LLC (“PTF”) and its electronic components business segment through MtronPTI.

On October 7, 2022 (the “Distribution Date”), the Separation of the MtronPTI business was completed and the Company became an independent, publicly traded company trading on the NYSE American under the stock symbol "MPTI."

The Separation was completed through LGL Group’s distribution (the “Distribution”) of 100% of the shares of the Company’s common stock to holders of LGL Group's common stock as of the close of business on September 30, 2022, the record date for the Distribution. As a result of the Distribution, LGL Group's stockholders of record received one-half share of the Company's common stock for every share of LGL Group's common stock held by them. LGL Group retained no ownership interest in the Company following the Separation.

Basis of Presentation - Consolidated and Combined Financial Statements

The Company’s financial statements for periods through the Separation are combined financial statements prepared on a “carve-out” basis as discussed below. The Company’s financial statements for the period from October 7, 2022 through December 31, 2022 are consolidated financial statements based on the reported results of the Company as a standalone company.

The Consolidated and Combined Financial Statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These Consolidated and Combined Financial Statements may not be indicative of the Company’s future performance and do not necessarily reflect what the financial position, results of operations, and cash flows would have been had the Company operated as an independent company during the periods presented.

Basis of Presentation – Prior to Separation

Through the Separation date, the Company's combined financial statements are prepared on a "carve-out" basis. The Consolidated and Combined Financial Statements have been derived from the consolidated financial statements and accounting records of LGL Group in conformity with GAAP.

The Consolidated and Combined Financial Statements include the accounts of the Company and all of its majority-owned subsidiaries. Intercompany transactions and accounts have been eliminated. Transactions between the Company and LGL Group have been included in these Consolidated and Combined Financial Statements. For those transactions between the Company and LGL Group that have been historically settled in cash, the Company has reflected such balances in the Consolidated and Combined Balance Sheets as Due from Related Party. The aggregate net effect of transactions between the Company and related parties that have been historically settled other than in cash are reflected in the Consolidated and Combined Balance Sheets as Net Investment by LGL Group, Inc. and in the Consolidated and Combined Statements of Cash Flows as Net Transfers from LGL Group, Inc. For additional information, see Note B – Related Party Transactions.

The Consolidated and Combined Balance Sheets include certain LGL Group assets and liabilities that are specifically identifiable or otherwise attributable to the Company. The debt and associated interest expense in these Consolidated and Combined Financial Statements relate to third-party borrowings under a revolving credit agreement specifically attributable to legal obligations of the Company.

The Cash and Cash Equivalents held by LGL Group at the corporate level are not specifically identifiable to the Company and, therefore, have not been reflected in the Company’s Consolidated and Combined Balance Sheets. Cash and Cash Equivalents in the Consolidated and Combined Balance Sheets represent Cash and Cash Equivalents held by the Company at the respective period-ends.

The Consolidated and Combined Statements of Operations include an allocation for certain corporate and shared service functions historically provided by LGL Group, including, but not limited to, executive oversight, accounting, tax, and other shared services. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of consolidated sales or other measures considered to be a reasonable reflection of the historical utilization levels of these services. Management believes the assumptions underlying our Consolidated and Combined Financial Statements, including the assumptions regarding the allocation of general corporate expenses from LGL Group, are reasonable. Nevertheless, our Consolidated and Combined Financial Statements may not include all of the actual expenses that would have been incurred and may not reflect our results of operations, financial position and cash flows had we operated as a standalone company during the periods presented. Actual costs that would have been incurred if we had operated as a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.

During the periods presented in these Consolidated and Combined Financial Statements, the Company’s income tax expense and deferred tax balances have been included in the LGL Group’ income tax returns. Income tax expense and deferred tax balances contained in the Consolidated and Combined Financial Statements are presented on a separate return basis, as if the Company had filed its own income tax returns. The taxes recorded in the Consolidated and Combined Statements of Operations are not necessarily representative of the taxes that may arise in the future when the Company files its income tax returns independent from LGL Group’s income tax returns.

Uses of Estimates

The preparation of the Consolidated and Combined Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with no maturity or with a maturity of less than three months when purchased.

Accounts Receivable

Accounts receivable consists principally of amounts due from both domestic and foreign customers. Credit is extended based on an evaluation of the customer's financial condition and collateral is not required. In relation to export sales, the Company requires letters of credit supporting a significant portion of the sales price prior to production to limit exposure to credit risk. Certain credit sales are made to industries that are subject to cyclical economic changes.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These allowances are maintained at a level that management believes is sufficient to cover potential credit losses. Estimates are based on historical collection experience, current trends, credit policy and the relationship between accounts receivable and revenues. In determining these estimates, the Company examines historical write-offs of its receivables and reviews each customer's account to identify any specific customer collection issues. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances might be required.

Inventories

Inventories are valued at the lower of cost or net realizable value using the FIFO (first-in, first-out) method.

The Company maintains a reserve for inventory based on estimated losses that result from inventory that becomes obsolete or for which the Company has excess inventory levels. In determining these estimates, the Company performs an analysis on current demand and usage for each inventory item over historical time periods. Based on that analysis, the Company reserves a percentage of the inventory amount within each time period based on historical demand and usage patterns of specific items in inventory.

Property, Plant and Equipment, Net

Property, plant and equipment are recorded at cost less accumulated depreciation and include expenditures for major improvements. Maintenance and repairs are charged to operations as incurred. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range from 5 years to 35 years for buildings and improvements, and from 3 years to 10 years for other fixed assets. Property, plant and equipment are periodically reviewed for indicators of impairment. If any such indicators were noted, the Company would assess the appropriateness of the assets' carrying value and record any impairment at that time.

Depreciation expense was $671,000 for 2022 and $488,000 for 2021.

Intangible Assets

Intangible assets are recorded at cost less accumulated amortization. Amortization is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range up to 10 years. The intangible assets consist of intellectual property and goodwill. The net carrying value of the amortizable intangible assets was $58,000 and $112,000 as of December 31, 2022 and 2021, respectively. Goodwill, which is not amortizable, was $40,000 as of both December 31, 2022 and 2021.

The estimated aggregate amortization expense for intangible assets, excluding goodwill, for each of the remaining years of the estimated useful life is as follows (in thousands):
2023	$54
2024	4
Total	$58

Warranties

The Company offers a standard one-year warranty. The Company tests its products prior to shipment in order to ensure that they meet each customer's requirements based upon specifications received from each customer at the time its order is received and accepted. The Company's customers may request to return products for various reasons, including, but not limited to, the customers' belief that the products are not performing to specification. The Company's return policy states that it will accept product returns only with prior authorization and if the product does not meet customer specifications, in which case the product would be replaced or repaired. To accommodate the Company's customers, each request for return is reviewed; and if and when it is approved, a return materials authorization ("RMA") is issued to the customer.

Each month, the Company records a specific warranty reserve for approved RMAs covering products that have not yet been returned. The Company does not maintain a general warranty reserve because, historically, valid warranty returns resulting from a product not meeting specifications or being non-functional have been de minimis. As of December 31, 2022 and 2021, accrued warranty reserve was $95,000 and $80,000, respectively.

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

The Company meets these conditions upon the Company’s satisfaction of the performance obligation, usually at the time of shipment to the customer, because control passes to the customer at that time. Our standard payment terms for customers are net due within 30 days, with a few exceptions, none regularly exceeding 60 days.

The Company provides disaggregated revenue details by geographic markets in Note J – Domestic and Foreign Revenues.

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

Shipping Costs

Amounts billed to customers related to shipping and handling are classified as revenue, and the Company's shipping and handling costs are included in manufacturing cost of sales.

Research and Development Costs

Research and development costs are charged to operations as incurred. Such costs were $2,006,000 for both 2022 and 2021, and are included within engineering, selling and administrative expenses.

Stock-Based Compensation

The Company measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the cost over the requisite service period, typically the vesting period.

The Company estimates the fair value of stock options on the grant date using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. There is no expected dividend rate. Historical Company information was the basis for the expected volatility assumption as the Company believes that the historical volatility over the life of the option is indicative of expected volatility in the future. The risk-free interest rate is based on the U.S. Treasury zero-coupon rates with a remaining term equal to the expected term of the option. The Company records any forfeitures in the period that the shares are forfeited.

Restricted stock awards are measured at the fair value of the Company's common stock on the date of the grant and recognized over the respective service period.

Earnings Per Share

The Company computes earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed based on the weighted-average number of common shares outstanding. Diluted earnings per share include the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.

On October 7, 2022, the Separation was achieved through LGL Group's distribution of 100% of the shares of the Company's common stock to holders of LGL Group's common stock as of the close of business on the record date of September 30, 2022. LGL Group's stockholders of record received one-half share of the Company's common stock for every share of LGL Group's common stock held by them. As a result, on October 7, 2022, the Company had 2.67 million shares of common stock outstanding. This share amount is being utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation. After the Separation, actual outstanding shares are used to calculate both basic and diluted weighted-average number of shares of common stock outstanding.

Options representing 9,710 shares were excluded from the below calculation because they would have been anti-dilutive.

	Years Ended December 31,
	2022	2021
Weighted average shares outstanding - basic	2,676,480	2,676,469
Effect of dilutive securities	44	—
Weighted average shares outstanding - diluted	2,676,524	2,676,469

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, taxes currently payable or refundable are accrued, and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for realizable operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the Company’s Consolidated and Combined Statement of Operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

The Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Reform Act, enacted on December 22, 2017, require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets. An accounting policy election is available to either account for the tax effects of GILTI in the period that is subject to such taxes or to provide deferred taxes for book and tax basis differences that upon reversal may be subject to such taxes. The Company has elected to account for the tax effects of these provisions in the period that is subject to such tax, and the impact was reflected in the Company’s 2022 provision.

In determining the Company’s provision for income taxes, the Company considers permanent differences between book and tax income and statutory income tax rates.

The Company follows a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and for which actual outcomes may differ from forecasted outcomes. The Company's policy is to include interest and penalties related to uncertain tax positions in income tax expense.

Effective for tax years beginning after December 31, 2021, taxpayers are required to capitalize any expenses incurred that are considered incidental to research and experimentation (R&E) activities under IRC Section 174. While taxpayers historically had the option of deducting these expenses under IRC Section 174, the December 2017 Tax Cuts and Jobs Act mandates capitalization and amortization of R&E expenses for tax years beginning after December 31, 2021. Expenses incurred in connection with R&E activities in the US must be amortized over a 5-year period if incurred, and R&E expenses incurred outside the US must be amortized over a 15-year period. R&E activities are broader in scope than qualified research activities that are considered under IRC Section 41 (relating to the research tax credit).

The Company includes its tax contingencies accrual, including accrued penalties and interest, in Other Long-term Liabilities on the Consolidated and Combined Balance Sheets unless the liability is expected to be paid within one year. Changes to the tax contingencies accrual, including accrued penalties and interest, are included in Income Tax Provision on the Consolidated and Combined Statements of Operations.

Concentration Risks

For the year ended December 31, 2022, the Company's largest customer, a commercial aerospace and defense company, accounted for $8,190,000, or 25.7%, of the Company's total revenues, compared to $7,838,000, or 29.4%, of the Company’s total revenues for the year ended December 31, 2021. The Company’s second largest customer for the year ended December 31, 2022, a defense contractor, accounted for $4,857,000, or 15.3%, of the Company's total revenues, compared to $3,138,000, or 11.8%, of the Company’s total revenues for the year ended December 31, 2021.

A significant portion of the Company's accounts receivable is concentrated with a relatively small number of customers. As of December 31, 2022, four of the Company's largest customers accounted for approximately $2,872,000, or 53.8%, of accounts receivable. As of December 31, 2021, four of the Company's largest customers accounted for approximately $2,568,000, or 62.3%, of accounts receivable. The Company carefully evaluates the creditworthiness of its customers in deciding to extend credit and utilizes letters of credit to further limit credit risk for export sales. As a result of these policies, the Company has experienced very low historical bad debt expense and believes the related risk to be minimal.

At various times throughout the year and at December 31, 2022 and 2021, some deposits held at financial institutions were in excess of federally insured limits. The Company has not experienced any losses related to these balances.

Segment Information

The Company reports segment information in accordance with ASC 280, Segment Information ("ASC 280"). ASC 280 requires companies to report financial and descriptive information for each identified operating segment based on management's internal organizational decision-making structure. Management has identified the Company’s only segment as electronic components, and has determined that it does not operate its businesses on a geographic basis which might otherwise require segment reporting.

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

The Company performed an assessment to determine if there were any indicators of impairment as a result of the operating conditions resulting from the coronavirus (“COVID-19”) pandemic at the end of each 2022 fiscal quarter, including at December 31, 2022. The Company concluded that, while there were events and circumstances in the macro-environment that did impact us, we did not experience any entity-specific indicators of asset impairment and no triggering events occurred.

Financial Instruments

Cash and cash equivalents, trade accounts receivable, trade accounts payable and accrued expenses are carried at cost which approximates fair value due to the short-term maturity of these instruments.

Foreign Currency Translation

The assets and liabilities of international operations are remeasured at the exchange rates in effect at the balance sheet date for monetary assets and liabilities and at historical rates for nonmonetary assets and liabilities, with the related remeasurement gains or losses reported within the consolidated statement of operations. The results of international operations are remeasured at the monthly average exchange rates. The Company's foreign subsidiaries and respective operations' functional currency is the U.S. dollar. The Company has determined this based upon the majority of transactions with customers as well as intercompany transactions and parental support being based in U.S. dollars. The Company has recognized a remeasurement loss of $82,000 and $11,000 in 2022 and 2021, respectively, which is included within other income (expense), net in the Consolidated and Combined Statements of Operations.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13),” which changes the impairment model for most financial assets. The standard replaces the incurred loss model with the current expected credit loss (“CECL”)

model to estimate credit losses for financial assets. The Company adopted the provisions of this standard on January 1, 2023, with minimal effect on its financial statements.

B. Related Party Transactions

The Consolidated and Combined Financial Statements are prepared on a standalone basis through the date of Separation and have been derived from the consolidated financial statements and accounting records of LGL Group through the date of Separation. The following discussion summarizes activity between the Company and LGL Group prior to the Separation.

Allocation of General Corporate Expenses

For purposes of preparing these Consolidated and Combined Financial Statements on a “carve-out” basis, for periods prior to the Separation we have allocated a portion of LGL Group’s corporate expenses totaling $946,000 and $921,000 to the Company for the years ended December 31, 2022 and 2021, respectively, which are recorded within engineering, selling and administrative expenses. See Note A – Description of Business, Basis of Presentation and Summary of Significant Accounting Policies for a discussion of the methodology used to allocate corporate-related costs for purposes of preparing these Consolidated and Combined Financial Statements on a “carve-out” basis.

Due to and from Related Parties

Balances between the Company and LGL Group that are derived from transactions that have been historically cash settled are reflected in the Consolidated and Combined Balance Sheets as Due from related party. Balances between the Company and LGL Group, Inc. or its affiliates derived from transactions that have been historically settled other than in cash are included in Net Investment by The LGL Group, Inc. within Equity on the Consolidated Combined Balance Sheets.

Net Transfers to LGL Group, Inc.

The following table presents the components of Net Transfers to LGL Group, Inc. in the 2022 and 2021 Consolidated and Combined Statements of Stockholders’ Equity:

	December 31,
	2022	2021
	(in thousands)
Corporate Expense Allocations	$325	$29
Share-based Compensation Expense	378	292
Assumed Income Tax Payments	(644)	(28)
Write off Intercompany Balance	(4,445)	—
Total Net Transfers to LGL Group	$(4,386)	$293

LGL Group’s board of directors initially approved a budget of $400,000 for Separation costs. However, the total Separation costs incurred through December 31, 2022 are $838,000 which is $438,000 greater than the budgeted amount. MtronPTI and LGL Group have agreed to share any excess Separation costs. Included in other expense is an amount of $219,000 which represents 50% of the excess Separation costs incurred through December 31, 2022.

C. Inventories

The Company reduces the value of its inventories to net realizable value when the net realizable value is believed to be less than the cost of the item. The inventory reserve for excess and obsolescence inventory as of December 31, 2022 and 2021 was $1,318,000 and $1,381,000, respectively. The components of inventory as of December 31, 2022 and 2021 are summarized below:

	December 31,
	2022	2021
	(in thousands)
Raw materials	$3,335	$2,061
Work in process	3,173	2,190
Finished goods	1,010	970
Total Inventories, net	$7,518	$5,221

D. Income Taxes

Prior to the Separation, the Company's U.S. operations and certain of its non-U.S. operations were historically included in the income tax returns of LGL Group or its subsidiaries. For the periods prior to the Separation, the income tax expense and all tax liabilities that are presented in these financial statements were calculated on a "carve-out" basis, which applied the accounting guidance as if the Company filed income tax returns on a standalone, separate return basis. The Company believes the assumptions supporting its allocation and presentation of income taxes on a separate return basis are reasonable. However, the Company's tax results, as presented in these financial statements for periods prior to the Separation, may not be reflective of the results that the Company expects to generate in the future.

Post-Separation, the Company will file a consolidated U.S. federal income tax return as well as separate and combined income tax returns in various state, local and international jurisdictions. Income tax expense for the period prior to the Separation is based on the combined financial statements prepared on a "carve-out" basis. Income tax expense for the period after the Separation is based on the consolidated results of the Company on a standalone basis.

Income tax provision for the years ended December 31, 2022 and 2021 is as follows:

	2022	2021
	(in thousands)
Current:
Federal	$703	$—
State and local	188	23
Foreign	213	-
Total Current	1,104	23
Deferred:
Federal	(263)	455
State and local	(78)	52
Foreign	34	1
Net deferred	(307)	508
Income tax provision	$797	$531

A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes is detailed below:

	2022	2021
	(in thousands)
Tax provision at expected statutory rate	$544	$444
State taxes, net of federal benefit	91	75
Permanent differences	83	3
Tax credits	(61)	(74)
Foreign tax expense, and other	161	(12)
Change in rate	—	1
Change in valuation allowance	—	(374)
Change in uncertain tax positions	—	448
Other	(21)	20
Provision for income taxes	$797	$531
Effective tax rate	30.7%	25.1%

Deferred income taxes for 2022 and 2021 were provided for the temporary differences between the financial reporting basis and the income tax basis of the Company's assets and liabilities. Tax effects of temporary differences and carryforwards at December 31, 2022 and 2021 were as follows:

	December 31, 2022		December 31, 2021
	Deferred Tax		Deferred Tax
	Asset	Liability	Asset	Liability
	(in thousands)
Inventory reserve	$320	$—	$334	$—
Fixed assets	471	80	—	44
Other reserves and accruals	181	—	181	—
Stock-based compensation	61	—	2	—
Other	84	36	—	15
Tax credit carryforwards	50	—	1,343	—
Federal tax loss carryforwards	—	—	204	—
State tax loss carryforwards	—	—	148	—
Foreign tax loss carryforwards	—	—	34	—
Total deferred income taxes	1,167	$116	2,246	$59
Net deferred tax assets	$1,051		$2,187

As of December 31, 2022, our unrecognized tax benefits totaled $77,000, and are included within other liabilities in our Consolidated and Combined Balance Sheet. The following table summarizes the activity related to the Company’s unrecognized tax benefits, without interest and penalties:

	2022	2021
	(in thousands)
Balance at January 1	$448	$—
Additions for tax positions of prior years	—	419
Additions based on tax positions related to the current year	77	29
Transfer to LGL Group, Inc.	(448)	—
Balance at December 31	$77	$448

The Company will recognize any interest and penalties related to unrecognized tax positions in Income Tax Provision in the Consolidated and Combined Statements of Operations. Our total accrued interest and penalties associated with uncertain tax positions were immaterial as of December 31, 2022. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $77,000. We do not expect a significant change to the amount of unrecognized tax benefits over the next 12 months. The Company believes that the taxes accrued in our Consolidated and Combined Balance Sheets fairly represent the amount of income taxes to be settled or realized in the future.

As of December 31, 2022, the Company had Federal and research and development tax credit carryforwards of approximately $50,000 available to reduce future tax liabilities, which will begin to expire starting in 2027.

The Company will file a U.S. federal income tax return as well as income tax returns in various states and in non-U.S. jurisdictions. The Company has not filed its initial consolidated U.S. federal income tax return; therefore, there are no open Internal Revenue Service examinations.

On August 19, 2022, the Company and LGL Group entered into an Amended and Restated Tax Indemnity and Sharing Agreement. Under the agreement, LGL Group will generally be responsible for all U.S. federal, state, local and non-U.S. income taxes of the Company for any taxable period, or portion of such period, ending on or before the Separation. Accordingly, the net liabilities associated with uncertain tax positions that were presented in the financial statements in prior periods on a carve-out basis were not transferred to the Company as part of the Separation.

E. Revolving Credit Agreement

On May 12, 2022, the loan agreement for a revolving line of credit with Synovus Bank matured. At December 31, 2021, there were no outstanding borrowings under the revolving line of credit with Synovus Bank.

On June 15, 2022, MtronPTI entered into a loan agreement (the “Loan Agreement”) for a revolving line of credit with Fifth Third Bank, National Association (“Fifth Third Bank”), for up to $5,000,000 bearing interest at the Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.25%, with a SOFR floor of 0.00%. The Loan Agreement has a maturity date of June 15, 2025 and contains various affirmative and negative covenants that are customary for lines of credit and transactions of this type, including limitations on the incurrence of debt and liabilities, as well as financial reporting requirements. The Loan Agreement also imposes certain financial covenants based on Debt Service Coverage Ratio, Current Ratio, and the Ratio of Total Liabilities to Total Net Worth (as such terms are defined in the Loan Agreement). All loans pursuant to the Loan Agreement will be secured by a continuing and unconditional first priority security interest in and to any and all property of the Company. At December 31, 2022, there were no outstanding borrowings under the revolving line of credit with Fifth Third Bank.

F. Leases

The Company leases certain manufacturing and office space and equipment. We determine if an arrangement is a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of identified property, plant or equipment (an identified asset) for a period of time in exchange for consideration. Amounts associated with operating leases, which are not short-term, are included in right-of-use lease assets. Current lease liabilities are included in other accrued expenses and long-term lease liabilities are included in other liabilities in our Consolidated and Combined Balance Sheets. Right-of-use lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company uses its incremental borrowing rate at the lease commencement date in determining the present value of lease payments. Short-term leases, leases with an initial term of 12 months or less, are not recorded in the Consolidated and Combined Balance Sheets; we recognize lease expense for these short-term leases on a straight-line basis over the lease term.

The Company leases certain property and equipment under operating leases with terms that range from one to five years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. During the year ended December 31, 2021, we renewed our lease on our facility in Hong Kong, resulting in the addition of $80,000 in right-of-use lease assets in exchange for operating lease liabilities.

Total operating lease costs amounted to $349,000 and $476,000 for the years ended December 31, 2022 and 2021, respectively.

At December 31, 2022 and 2021, our total lease obligation was $147,000 and $218,000, respectively, of which the current portion of $71,000 and $73,000, respectively, was included in other accrued expenses on the Consolidated and Combined Balance Sheets. The weighted average discount rate for the years ended December 31, 2022 and 2021 was 6.3% and 4.2%, respectively. At December 31, 2022 and 2021, the weighted average remaining lease term was 2 years and 3 years, respectively.

Future minimum lease payment obligations under operating leases are as follows (in thousands):

2022
2023	$73
2024	73
2025	12
Total lease payments	158
Less: interest	(11)
Present value of lease payments	$147

G. Stock-Based Compensation

Prior to the Separation, certain Company employees participated in LGL Group’s stock plan ("LGL Group's Plan"). In connection with the Separation, the Company's board of directors (the “Board”) approved the Amended and Restated 2022 Incentive Plan (the “2022 Plan”), including the authority to issue 500,000 shares of common stock pursuant to the 2022 Plan. The 2022 Plan is the only long-term plan under which equity compensation may be awarded to employees, advisors and members of the Board aligning their interest with those of stockholders. At December 31, 2022, 449,671 shares remained available for future issuance under the 2022 Plan.

In connection with the Separation, restricted stock and stock option awards granted to Company employees under LGL Group's Plan were converted to awards representing 60,039 shares of the Company's common stock (the "Converted Awards") under the Company's 2022 Plan. Adjustments to the underlying shares and terms of outstanding restricted stock and stock options were made primarily to preserve the value of the awards immediately before the Separation. The outstanding awards continue to vest over their original vesting periods. The Company recognized $20,000 of incremental compensation cost related to the adjustment of an outstanding stock option award.

For the period prior to the Separation, the share-based compensation expense recognized by the Company was based on grants related directly to Company employees. Total stock-based compensation expense for the years ended December 31, 2022 and 2021 was $458,000 and $292,000, respectively.

Restricted Stock Awards

Restricted stock awards are measured at a value equal to the market price of the Company's common stock on the date of grant which is recognized over the service period of the award. The following table provides the Company’s restricted stock activity from the Separation date to December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair value (in thousands)
Unvested Converted Awards as of October 7, 2022	50,329	$12.15	$611
Vested	(3,093)	11.64	(36)
Balance at December 31, 2022	47,236	$12.18	$575

As of December 31, 2022, there was $316,000 of total unrecognized compensation cost related to nonvested shares granted. The cost is expected to be recognized over a weighted-average period of 1.6 years.

Stock Options

Option awards are generally granted with an exercise price either at or 10% above the market price of the Company's common stock at the date of grant; those option awards generally have 5-year contractual terms and generally vest over three years.

Stock options granted to Company employees under LGL Group's Plan were converted to awards representing 9,710 shares of the Company's common stock. No stock options have been granted by the Company subsequent to the Separation.

H. Employee Benefit Plan

LGL Group offered a defined contribution plan for eligible employees that includes discretionary matching contributions up to 50% of the first 6% of eligible compensation contributed by participants. The Company contributed $89,000 and $112,000 in discretionary contributions during 2022 and 2021 respectively. Participants vest in employer contributions starting after their second year of service at 20% increments, vesting 100% in year six. The Company has set up its own defined contribution plan for eligible employees, with similar terms and discretionary contributions, which became effective in January of 2023.

I. Contingencies

In the normal course of business, the Company and its subsidiaries may become defendants in certain product liability, patent infringement, worker claims and other litigation. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. The Company is not involved in any legal proceedings other than routine litigation arising in the normal course of business, none of which the Company believes will have a material adverse effect on the Company's business, financial condition or results of operations.

J. Domestic and Foreign Revenues

Significant foreign revenues from operations (10% or more of foreign sales) were as follows:

	Years Ended December 31,
	2022	2021
	(in thousands)
Malaysia	$5,334	$2,745
Hong Kong	649	682
All other foreign countries	3,423	2,315
Total foreign revenues	$9,406	$5,742
Total domestic revenues	$22,439	$20,952

The Company allocates its foreign revenue based on the customer's ship-to location.

K. Quarterly Financial Data (Unaudited)

The following table provides summarized quarterly financial data for 2022:

	Q1 2022	Q2 2022	Q3 2022	Q4 2022
REVENUES	$7,691	$7,064	$8,417	$8,673
Costs and expenses:
Manufacturing cost of sales	4,819	4,412	5,688	5,580
Engineering, selling and administrative	2,058	2,049	2,099	2,265
OPERATING INCOME	814	603	630	828
Other Expense:
Interest expense, net	(3)	(2)	(1)	(5)
Other (expense) income, net	(17)	(9)	(15)	(228)
Total other expense, net	(20)	(11)	(16)	(233)
INCOME BEFORE INCOME TAXES	794	592	614	595
Income tax provision	175	106	111	405
NET INCOME	$619	$486	$503	$190

Net Income per Basic and Dilutive Share (a) (b)	$0.23	$0.18	$0.19	$0.07

(a)Due to changes in stock prices during the year and timing of issuances of shares, the cumulative total of quarterly net income per share amounts may not equal the net income per share for the year.

(b)For periods prior to the Separation, basic shares at the Separation date are being utilized for the calculation of basic and diluted net income per share. For additional information regarding the basic shares at the Separation date, see Note A. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies, under “Earnings per Share”.

The following table provides summarized quarterly financial data for 2021:

	Q1 2021	Q2 2021	Q3 2021	Q4 2021
REVENUES	$6,254	$6,407	$7,173	$6,860
Costs and expenses:
Manufacturing cost of sales	4,257	3,945	4,636	4,520
Engineering, selling and administrative	1,695	1,669	1,716	2,142
OPERATING INCOME	302	793	821	198
Other Expense:
Interest expense, net	(3)	(3)	(3)	(3)
Other (expense) income, net	46	(7)	(18)	(10)
Total other expense, net	43	(10)	(21)	(13)
INCOME BEFORE INCOME TAXES	345	783	800	185
Income tax provision	64	146	162	159
NET INCOME	$281	$637	$638	$26

Net Income per Basic and Dilutive Share (a) (b)	$0.10	$0.24	$0.24	$0.01

(a)Due to changes in stock prices during the year and timing of issuances of shares, the cumulative total of quarterly net income per share amounts may not equal the net income per share for the year.

(b)For periods prior to the Separation, basic shares at the Separation date are being utilized for the calculation of basic and diluted net income per share. For additional information regarding the basic shares at the Separation date, see Note A. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies, under “Earnings per Share”.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2022 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2022, were effective.

Management’s Annual Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2022 and delivered to stockholders in connection with our 2023 annual meeting of stockholders.

Item 11.	Executive Compensation.

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2022 and delivered to stockholders in connection with our 2023 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information as of December 31, 2022 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	9,710	$13.10	449,671
Equity compensation plans not approved by security holders	—	—	—
Total	9,710	$13.10	449,671
(1)

The Amended and Restated 2022 Incentive Plan was approved prior to the Separation by our Board of Directors on August 19, 2022. 500,000 shares of common stock are authorized for issuance under the Amended and Restated 2022 Incentive Plan. Options to purchase 25,000 shares of common stock issued under the Amended and Restated 2022 Incentive Plan were outstanding as of December 31, 2022. Restricted stock awards outstanding as of December 31, 2022 amounted to 47,236 shares.

The additional information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2022 and delivered to stockholders in connection with our 2023 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions is set forth under the captions “Related Party Transactions” and “Corporate Governance—Board Composition—Director Independence” in the Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2022 and delivered to stockholders in connection with our 2023 annual meeting of stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a)	Consolidated and Combined Financial Statements

The following consolidated and combined financial statements of M-tron Industries, Inc. are filed as part of this Report under Item 8. Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firms on Consolidated and Combined Financial Statements

Consolidated and Combined Balance Sheets: December 31, 2022 and 2021

Consolidated and Combined Statements of Operations: Years ended December 31, 2022 and 2021

Consolidated and Combined Statements of Stockholders' Equity: Years ended December 31, 2022 and 2021

Consolidated and Combined Statements of Cash Flows: Years ended December 31, 2022 and 2021

Notes to Consolidated and Combined Financial Statements
(b)	Exhibits
Exhibit No.	Description

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.
2.1

Amended and Restated Separation and Distribution Agreement by and between The LGL Group, Inc. and M-tron Industries, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 10 filed with the SEC on August 19, 2022).

3.	Articles of Incorporation and Bylaws.
3.1	Amended and Restated Certificate of Incorporation of M-tron Industries, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10 filed with the SEC on August 3, 2022).
3.2	Amended and Restated Bylaws of M-tron Industries, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10 filed on August 3, 2022).
4.	Instruments Defining the Rights of Security Holders.
4.1	Amended and Restated 2022 Incentive Plan of M-tron Industries, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Form 10 filed with the SEC on August 3, 2022). +
4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. *
10.	Material Contracts.
10.1

Amended and Restated Transitional Administrative and Management Services Agreement by and between The LGL Group, Inc. and M-tron Industries, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10 filed with the SEC on August 19, 2022).

10.2

Amended and Restated Tax Indemnity and Sharing Agreement by and between The LGL Group, Inc. and M-tron Industries, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10 filed with the SEC on August 19, 2022).

10.3

Credit Agreement by and among M-Tron Industries, Inc., Piezo Technology, Inc. and Fifth Third Bank, National Association, dated June 15, 2022 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10 filed on July 18, 2022).

10.4	Promissory Note in favor of Fifth Third Bank, National Association, dated June 15, 2022 (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10 filed on July 18, 2022).

Exhibit No.	Description
10.5

Security Agreement by and among M-Tron Industries, Inc. and Fifth Third Bank, National Association, dated June 15, 2022 (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10 filed on July 18, 2022).

10.6

Security Agreement by and among Piezo Technology, Inc. and Fifth Third Bank, National Association, dated June 15, 2022 (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10 filed on July 18, 2022).

16.1	Letter from RSM US LLP dated October 14, 2022 (Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 10-K filed on October 14, 2022).
21.1	Subsidiaries of M-tron Industries, Inc. (Incorporated by reference to Exhibit 21.1 of the Company’s Form 10 filed on July 18, 2022).
23.1	Consent of Independent Registered Public Accounting Firm – RSM US LLP. *
23.2	Consent of Independent Registered Public Accounting Firm – PKF O’Connor Davies, LLP *
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

* Filed herewith

** Furnished herewith. In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

+ Indicates management or compensatory plan.

The exhibits listed above have been filed separately with the SEC in conjunction with this Annual Report on Form 10-K or have been incorporated by reference into this Annual Report on Form 10-K. Upon request, the Company will furnish to each of its stockholders a copy of any such exhibit. Requests should be addressed to the Corporate Secretary, M-tron Industries, Inc., 2525 Shader Road, Orlando, Florida 32804.

(c)	Financial Statement Schedules:

None.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M-TRON INDUSTRIES, INC.

March 30, 2023	By:	/s/ Michael Ferrantino
Michael Ferrantino
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	CAPACITY	DATE

/s/ Michael Ferrantino	Chief Executive Officer and Director	March 30, 2023
MICHAEL FERRANTINO	(Principal Executive Officer)

/s/ James W. Tivy	Chief Financial Officer	March 30, 2023
JAMES W. TIVY	(Principal Financial Officer)

/s/ Marc J. Gabelli	Chairman and Director	March 30, 2023
MARC J. GABELLI

/s/ Bel Lazar	Director	March 30, 2023
BEL LAZAR

/s/ John Mega	Director	March 30, 2023
JOHN MEGA

/s/ David Goldman	Director	March 30, 2023
DAVID GOLDMAN

/s/ Hendi Susanto	Director	March 30, 2023
HENDI SUSANTO

/s/ Ivan Arteaga	Director	March 30, 2023
IVAN ARTEAGA

/s/ Robert LaPenta	Director	March 30, 2023
ROBERT LAPENTA