Form 10-K/A
period 2022-12-31
M-tron Industries, Inc.
filed 2023-04-28
CIK 1902314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of outstanding shares of the registrant's common stock was 2,721,000 as of April 24, 2023.

Auditor firm ID	Auditor Name	Auditor Location
PCAOB ID:127	PKF O'Connor Davies, LLP	New York, New York
PCAOB ID:49	RSM US LLP	Orlando, Florida

M-TRON INDUSTRIES, INC.

Amendment No. 1 to Annual Report on Form 10-K/A

For the year ended December 31, 2022

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-K/A is filed with respect to M-tron Industries, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023. This Amendment updates the Form 10-K, which omitted certain information required by Part III (Items 10, 11, 12, 13 and 14) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the SEC not later than 120 days after the end of the fiscal year. Since we intend to file our definitive proxy statement for our 2023 annual meeting of stockholders later this year, the timing of the filing of such definitive proxy statement will be outside this window for incorporation by reference.

Accordingly, this Amendment is being filed solely to (i) amend Part III (Items 10, 11, 12, 13 and 14) of the Form 10-K to include the information required by such Items that was not included in the Form 10-K filed with the SEC on March 30, 2023, (ii) delete the reference on the cover of the Form 10-K to the incorporation by reference of portions of our definitive proxy statement into Part III of the Form 10-K, and (iii) file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). No financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K; accordingly, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

This Amendment makes no changes to the Form 10-K except for those described above. This Amendment does not amend, update, or change the financial statements or any other items or disclosures contained in the Form 10-K and does not otherwise reflect events occurring after the original date of the Form 10-K; accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10-K.

Unless indicated otherwise, throughout this Amendment, references to the "Company," "MtronPTI," "we," "us," or "our" mean M-tron Industries, Inc. and its subsidiaries, and references to “LGL” and “LGL Group” mean The LGL Group, Inc., the Company’s former parent.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth information regarding our directors, including their ages (as of April 28, 2023), and business experience for the past five years (and, in some instances, for prior years) and their specific experience, qualifications, attributes or skills that led to the conclusion that they should serve as directors:

Name	Age	Offices and Positions Held with the Company, Business Experience and Principal Occupation for the Last Five Years, and Directorships in Public Corporations and Investment Companies
Marc J. Gabelli	55

Mr. Gabelli has served as a director of the Company since October 2022. He currently serves as Chairman of the Board for M-tron Industries, Inc. (October 2022 to present); Chairman of the Board and Co-Chief Executive Officer for The LGL Group, Inc. (December 2017 to present, and October 2022 to present, respectively); President and Managing Partner, GGCP, Inc. (1999 to present) and holds various executive and directorship roles at GGCP financial services subsidiaries including GAMCO Investors, Inc., Associated Capital Group, Inc. and Teton Advisors, Inc.; He formerly served as Chairman and Chief Executive Officer, LGL Systems Acquisition Corp. (NYSE: DFNS) from September 2019 to August 2021; and Chairman of Gabelli Merger Plus Trust (GMP-LSE) since July 2017; Mr. Gabelli brings to the board of directors of the Company (the “Board”) his extensive knowledge of the Company’s business and industry due to his longstanding service on the Board of Directors of The LGL Group, Inc., as well as his financial expertise and leadership experience as an executive of various investment firms.

Bel Lazar	62

Mr. Lazar has served as a director of the Company since October 2022. He is currently Chief Operations Officer and member of the Board of Directors at Efficient Power Conversion, a leading provider of gallium nitride (GaN)-based power management technology (April 2015 to present); and Chief Executive Officer of EPC Space LLC, a high reliability wide-gap power management technology company, and was previously President and CEO of API Technologies Corp., formerly a NASDAQ listed company. Mr. Lazar brings to the Board his experience in management and aerospace manufacturing operations within our industry, and significant mergers and acquisition experience.

Michael J. Ferrantino	51	Mr. Ferrantino has served as a director of the Company since October 2022. Mr. Ferrantino’s biographical information can be found under the section for Executive Officers, below.
Hendi Susanto	49

Mr. Susanto has served as a director of the Company since October 2022. He has been Vice President, Equity Research, at Gabelli & Company, Inc. since August 2007 and has also been a Portfolio Manager at GAMCO Investors, Inc. since December 2015. Mr. Susanto joined the Board of Directors of The LGL Group, Inc. (NYSE American: LGL) in June 2016, serving until December 2020. Prior to 2007, Mr. Susanto worked as an Analyst at Silicon Laboratories (NASD: SLAB) and a supply chain management consultant in the technology sector at JDA Software. Mr. Susanto received a Bachelor’s degree summa cum laude in Chemical Engineering from the University of Minnesota, an MS in Chemical Engineering from MIT, with a minor in Quantitative Finance from MIT Sloan, and an MBA in Finance from the Wharton School. Mr. Susanto brings to the Board extensive experience in evaluating investments in technology, and special situations such as mergers and acquisitions, convertible debt and restructuring.

Name	Age	Offices and Positions Held with the Company, Business Experience and Principal Occupation for the Last Five Years, and Directorships in Public Corporations and Investment Companies
Robert V. “Rob” LaPenta Jr.	55

Mr. LaPenta has served as a director of the Company since October 2022. He currently serves on the board of directors for IronNet, Inc. (NYSE: IRNT) (“IronNet”) since August of 2021, having previously served as Executive Vice President and Chief Financial Officer of LGL Systems Acquisition Corp. (NYSE: DFNS) from September 2019 until its merger with IronNet. Mr. LaPenta previously served on the Board of Directors of The LGL Group, Inc. (NYSE American: LGL) from August 2020 through September 2021. Mr. LaPenta has an extensive career spanning over 25 years in finance, accounting, consulting, capital markets origination, equity trading, asset allocation and mergers and acquisitions and has been active in transaction sourcing, processing and execution. Mr. LaPenta began his career as a Senior Associate at Coopers & Lybrand as a CPA responsible for managing audits, consulting, M&A due diligence and special project engagements for multiple clients in various industries. Mr. LaPenta transitioned full time into the investment banking sector spending the next 13 years focused on trading and capital market activities culminating in the role of Managing Director and Co-head of Equity Trading at Bank of America Securities, LLC where he managed the firm’s equity capital commitment, proprietary trading, secondary offerings and risk management within cash trading. In 2007, Mr. LaPenta joined L-1 Identity Solutions, Inc. as Vice President of Mergers and Acquisitions and Corporate Strategy. Mr. LaPenta managed the firm’s M&A processes from sourcing, structuring, valuation, diligence and financing of multiple transactions with the most notable being the negotiation of the $1.6 billion sale of L-1 to Safran and BAE Systems. Following the sale of L-1, Mr. LaPenta became a Partner of Aston Capital, an alternative asset management firm of the LaPenta family office, and co-founded the Boundary Group, an investment partnership focused on private investments in the aerospace, defense, and intelligence markets. Mr. LaPenta has previously served on the boards of directors of Revolution Lighting Technologies, Inc. (until 2016), an LED lighting and control solutions company, TherapeuticsMD (NASDAQ: TXMD), a women’s healthcare product provider, The Radiant Group, a provider of geospatial analytics to the U.S Intelligence community (now part of NASADAQ: MAXR), AFIX Technologies, a provider of biometric solutions for governments and civil agencies, a board observer of ARKA, a provider of satellite data processing and related critical technologies to the U.S. Government and Intelligence Agencies and sits as an Audit Committee member for St. David’s School New York City. Mr. LaPenta graduated from Boston College with a Bachelor’s degree in Accounting and Finance and has been a registered CPA (inactive) in the State of New York. We believe Mr. LaPenta is qualified to serve on our Board due to his business experience, prior board service and experience as an entrepreneur, investor and investment banker and earlier in his career as an audit professional.

John S. Mega	70

Mr. Mega has served as a director of the Company since October 2022. He served as President of LGL Systems Acquisition Corp. (NYSE: DFNS) from September 2019 to August 2021. Mr. Mega was an original founding member of L3, which merged with Harris Technologies and is now L3Harris Technologies, Inc. (NYSE: LHX). Mr. Mega built and managed several divisions at L3 since its formation in 1997 after spinning off from Lockheed Martin. Prior to his retirement in 2018, he was a corporate Senior Vice President and President of L3’s Communication Systems, one of the four L3 major business segments. Earlier in his career, he had been President of L3’s Microwave Group, President of Narda Microwave, President of Logimetrics, Inc., Chief Financial Officer and Vice President at Lockheed Martin Corp.’s Tactical Defense Systems, Group Controller at Loral Corp. and a principal at Raytheon Company (NYSE: RTN). Mr. Mega brings to the Board his considerable experience in management and manufacturing operations within our industry.

Name	Age	Offices and Positions Held with the Company, Business Experience and Principal Occupation for the Last Five Years, and Directorships in Public Corporations and Investment Companies
David M. Goldman	49

Mr. Goldman has served as a director of the Company since October 2022. Mr. Goldman provides legal counsel and engages in business development for financial service companies under the GGCP, Inc. umbrella. He is the General Counsel for Associated Capital Group, Inc. (NYSE: AC) and General Counsel, Senior Vice-President Business Development for GAMCO Asset Management, Inc. Mr. Goldman serves on the Boards of numerous international subsidiaries of GAMCO Investors, Inc. Mr. Goldman served as a director of Teton Advisors, Inc. from September 2021 to September 2022. Prior to joining GAMCO, Mr. Goldman held senior, legal, compliance and business roles at Deutsche Asset Management, Inc., the asset management division of Deutsche Bank. Mr. Goldman served as the primary liaison between the Deutsche Bank mutual fund directors and the fund’s investment adviser. He holds an LL.M. from Georgetown University School of Law and a JD from the University of Maryland School of Law. David earned a B.S. in Accounting from Indiana University in Bloomington. Mr. Goldman is a licensed CPA (inactive). Mr. Goldman serves on the Board of Advisors of the Earl Monroe New Renaissance Basketball School in the Bronx, NY. Mr. Goldman is also an Adjunct Professor of Law at Fordham University School of Law. We believe Mr. Goldman is qualified to serve as a member of our Board because of his understanding of public company governance and experience counselling public company boards of directors on oversight responsibilities, policies and procedures.

Ivan Arteaga	54

Mr. Arteaga has served as a director of the Company since December 2022. Mr. Arteaga is the Managing Member and Chief Investment Officer of Arteaga Capital Management, LLC (2006 to present), an investment manager to alternative global investment funds and provider of equity research services; Portfolio Manager of Arteaga Global Partners, LP (2007 to present), a global equity investment partnership; Managing Member of Arteaga Investment Management Group, LLC (2008 to present), a registered investment advisor; and Director of Brick Skirt Holdings, Inc. (2014 to present), an owner of rural local exchange carrier DFT Communications. Formerly, he was Chief Financial Officer of The LGL Group, Inc. (October 2022 to January 2023) and Interim Chief Executive Officer of The LGL Group, Inc. (January 2020 to March 2021); Portfolio Manager at GAMCO Investors, Inc. (1994 to 2006); Vice President of Equity Research, Gabelli & Company, Inc., a provider of institutional research and brokerage services (1992 to 2002); and Senior Associate at KPMG Inc., a global CPA, audit and consulting firm. Mr. Arteaga brings to the Board his extensive financial and investment experience, his knowledge of global financial markets, and his knowledge and experience as an analyst and investor in the communications and satellite industry.

Executive Officers

The following table sets forth information regarding our executive officers, including their ages (as of April 28, 2023), and business experience for the past five years and prior years:

Name	Age	Offices and Positions Held with the Company, Business Experience and Principal Occupation for the Last Five Years
Michael Ferrantino	51

Mr. Ferrantino currently holds the position of Chief Executive Officer for M-tron Industries Inc. and Co-Chief Executive Officer for The LGL Group, Inc. (April, 2021 to present) and also is on the board of Gabelli Equity Trust, Inc. and Gabelli Utility Trust. Mr. Ferrantino formerly served as a director of, LGL Systems Acquisition Corp, Inc. from September 2019 to August, 2021 and was Chief Executive Officer & Director at Valpey-Fisher Corp. Mr. Ferrantino received an undergraduate degree from Rensselaer Polytechnic Institute and an MBA from Loyola University Maryland, Inc. Mr. Ferrantino brings to the Board his experience in management and manufacturing operations, and an extensive knowledge of global financial markets.

James W. Tivy	55

Mr. Tivy currently serves as Chief Financial Officer, M-tron Industries Inc. (October 2022 to present); and Chief Accounting Officer, The LGL Group, Inc. (October 2022 to present). He formerly served as Chief Financial Officer, The LGL Group, Inc. (January 2018 to October 2022); SVP, Finance for INTL FCStone Securities Inc. (November 2012 to January 2017); and Group Controller, INTL FCStone Inc. (January 2008 to November 2012).

William A. Drafts	58

Mr. Drafts currently serves as President of M-tron Industries, Inc. (October 2022 to present) and previously served as President and Chief Executive Officer of M-tron Industries, Inc. (November 2019 to October 2022). Mr. Drafts formerly served as Vice President, General Manager of FLIR Systems, Inc. (“FLIR”), Imaging Division, a world leader in thermal imaging. Preceding FLIR, Mr. Drafts was Vice President, General Manager of Microsensor Systems, Inc., the world leader in surface acoustic wave (SAW) chemical sensors and instrumentation. Prior to that, Mr. Drafts was the Division Manager of F. W. Bell, the world leader in magnetic sensors and instrumentation. Mr. Drafts graduated from the University of Arizona with a B.S.E.E. and earned both a M.S.E.E. and M.B.A. from the University of Central Florida.  Mr. Drafts has eleven technical publications and holds three U.S. patents.

Linda Biles	61	Ms. Biles currently serves as Vice-President, Controller for MtronPTI (2007 to present); and Vice-President, Controller for The LGL Group, Inc. (June 2020 to present).

Family Relationships

There is no family relationship between any of the individuals serving as directors or executive officers of the Company.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors, and persons who beneficially own more than 10% of our equity securities registered pursuant to Section 12 of the Exchange Act, to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of the reports filed during 2022 and/or written representations from the reporting persons, we believe that, during our fiscal year ended December 31, 2022, all required Section 16(a) filings were timely and correctly made by reporting persons for 2022.

Code of Ethics

We have adopted a Code of Conduct and Ethics, which applies to all of our directors, officers and employees, including our principal executive, financial and accounting officers. Our Code of Conduct and Ethics is available on our website at https://ir.mtronpti.com/governance/governance-documents/default.aspx. Amendments to and waivers of our Code of Conduct and Ethics will be disclosed on our website. The information contained on our website is not part of, or incorporated by reference in, this Amendment.

Audit Committee

The Audit Committee of the Board (the "Audit Committee") consists of Messrs. LaPenta, Mega and Lazar. The Board has determined that all Audit Committee members are financially literate and independent under applicable NYSE

American listing standards. Mr. LaPenta serves as Chairman of the Audit Committee, and the Board has determined that he qualifies as the Audit Committee financial expert, as defined under the Exchange Act.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our named executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)		Total ($)
Michael Ferrantino (2)	2022	225,000	—	—	(3)	225,000
Chief Executive Officer	2021	161,827	—	532,800	(3)	694,627
James W. Tivy (2)	2022	158,923	25,000	313,800	(4)	497,723
Chief Financial Officer	2021	96,000	25,000	—		121,000
William A. Drafts (2)	2022	185,262	30,000	20,463	(5)	235,725
President and former Pesident and CEO	2021	180,003	35,000	—		215,003
Linda Biles (2)	2022	134,240	27,000	—	(6)	161,240
Vice President, Controller	2021	132,018	27,000	—		159,018
(1)

Reflects the aggregate grant date fair value of stock awards or option awards granted in the applicable year, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(2)	Includes amounts paid to the respective individual for services rendered to The LGL Group, Inc. prior to the October 7, 2022 spin-off of M-tron Industries, Inc.
(3)

On December 28, 2021, Mr. Ferrantino was awarded 45,000 restricted shares of LGL common stock with a grant date fair value of $532,800. On October 7, 2022, 15,000 of these unvested shares of LGL common stock were canceled and MtronPTI issued 14,371 restricted shares of MtronPTI common stock as a replacement grant, with the same terms as Mr. Ferrantino’s original LGL grant, resulting in no additional compensation cost being recorded.

(4)

On April 30, 2022, Mr. Tivy was awarded 30,000 restricted shares of LGL common stock with a grant date fair value of $313,800. On October 7, 2022, these unvested shares of LGL common stock were canceled and MtronPTI issued 28,741 restricted shares of MtronPTI common stock as a replacement grant, with the same terms as Mr. Tivy’s original LGL grant, resulting in no additional compensation cost being recorded.

(5)

On October 7, 2022, 10,000 options for LGL common stock were canceled, with MtronPTI awarding 9,710 options to purchase MtronPTI common stock at $13.10 per share as a replacement grant, with the same vesting terms as Mr. Drafts original LGL grant, vesting on November 7, 2022 with an expiration date of November 7, 2024. The replacement grant resulted in an incremental $20,463 of additional compensation expense being recorded.

(6)

On October 7, 2022, 7,533 unvested shares of LGL common stock were canceled, with MtronPTI issuing 7,217 restricted shares of MtronPTI common stock as a replacement grant, with the same terms as Ms. Biles’s original LGL grant, resulting in no additional compensation cost being recorded.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the information with respect to outstanding equity awards held by our named executive officers as of December 31, 2022.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($) (5)
William A. Drafts (1)	9,710	—	$13.10	11/7/2024	—	$—
Michael Ferrantino (2)	—	—	—	—	14,371	$125,746
James W. Tivy (3)	—	—	—	—	28,741	$251,484
Linda Biles (4)	—	—	—	—	4,124	$36,085
(1)

On October 7, 2022, MtronPTI awarded 9,710 options to purchase MtronPTI common stock at $13.10 per share as a replacement grant, with the same vesting and expiration dates as Mr. Drafts original LGL grant, which vested on November 7, 2022 with an expiration date of November 7, 2024.

(2)	On October 7, 2022, MtronPTI issued 14,371 restricted shares of common stock as a replacement grant, with the same terms as Mr. Ferrantino’s original LGL grant. These shares vested on April 1, 2023.

(3)

On October 7, 2022, MtronPTI issued 28,741 restricted shares of common stock as a replacement grant, with the same terms as Mr. Tivy’s original LGL grant. These shares vest pro-rata over three years, vesting one-third on April 30 of each year.

(4)

On October 7, 2022, MtronPTI issued 7,217 restricted shares of common stock as a replacement grant, with the same terms as Ms. Biles’s original LGL grant. A portion of these shares vested during 2022, with the balance of 4,124 shares scheduled to vest on December 29, 2023.

(5)	Market value is based on the closing price of our common stock on the NYSE American on December 30, 2022, the last trading day of 2022, of $8.75 per share.

Non-Employee Director Compensation

It is anticipated that Mtron’s directors will be paid director compensation in the form of a cash retainer and awards of common stock as determined by the Compensation Committee of the Board. A compensation plan has not yet been approved, and nothing has been paid to any individual for services as a non-employee director.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the number of shares of our common stock beneficially owned on April 24, 2023, by:

•	Each person who is known to us to beneficially own more than 5% of our common stock;
•	Each of our directors and named executive officers; and
•	All of our directors and named executive officers, as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of a security, or investment power, which includes the power to dispose of or to direct the disposition of a security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise indicated in the footnotes below, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.

	Common Stock Beneficially Owned (1)
Name and Address of Beneficial Owner	Shares		%
5% Stockholders:
Mario J. Gabelli	511,805	(2)	18.8
Directors and Named Executive Officers:
Marc J. Gabelli	422,441	(3)	15.5
James W. Tivy	32,741	(4)	1.2
Michael Ferrantino	23,061		*
Bill Drafts	10,718	(5)	*
Linda Biles	10,499	(6)	*
Ivan Arteaga	10,008		*
Robert LaPenta	2,679		*
Bel Lazar	3,571		*
John Mega	3,312		*
Hendi Susanto	4,463		*
David Goldman	—		*
All executive officers and directors as a group (11 persons)	523,493	(7)	19.2
(1)

The applicable percentage of ownership for each beneficial owner is based on 2,721,000 shares of common stock outstanding as of April 24, 2023. Shares of common stock issuable upon exercise of options, warrants or other rights beneficially owned that are exercisable within 60 days are deemed outstanding for the purpose of computing the percentage ownership of the person holding such securities and rights and all executive officers and directors as a group.

(2)

Includes (i) 240,837 shares of common stock owned directly by Mario J. Gabelli; and (ii) 238,468 shares owned by GGCP, Inc., of which Mario J. Gabelli is the chief executive officer, a director and controlling shareholder. Mario J. Gabelli disclaims beneficial ownership of the shares owned by GGCP, Inc, except to the extent of his pecuniary interest therein. Mario J. Gabelli's business address is 401 Theodore Fremd Avenue, Rye, New York 10580-1430. This disclosure is based solely on information in a Form 4 filed by Mario J. Gabelli with the SEC on April 17, 2023.

(3)

Includes (i) 40,290 shares of common stock owned directly by Marc J. Gabelli; and (ii) 382,151 shares held by Venator Merchant Fund, L.P. ("Venator Fund"). Venator Global, LLC ("Venator Global"), which is the sole general partner of Venator Fund, may be deemed to beneficially own the securities owned by Venator Fund. Marc J. Gabelli, who is the President and Sole Member of Venator Global, may be deemed to beneficially own the securities owned by Venator Fund. Marc J. Gabelli disclaims beneficial ownership of the securities owned by Venator Fund, except to the extent of his pecuniary interest therein.

(4)	Includes 28,741 shares of unvested restricted common stock.
(5)	Includes options to purchase 9,710 shares of common stock that are currently exercisable.
(6)	Includes 4,124 shares of unvested restricted common stock.
(7)	Includes 1,025,588 shares of common stock, including 32,865 shares of unvested restricted common stock and options to purchase 9,710 shares of common stock.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Our Board has delegated to its Audit Committee the review and approval of related party transactions relating to directors or executive officers, or their immediate family members. In reviewing related party transactions, the Audit Committee evaluates and considers the terms of the related party transaction, including an assessment of the arms-length nature of the terms, and such other factors that it deems appropriate with respect to the transaction.

As required under NYSE American rules, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by such board of directors. Our Board has determined that John S. Mega, Bel Lazar, Robert V. “Rob” LaPenta Jr., and David M. Goldman are independent within the meaning of NYSE American rules.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

Aggregate audit fees for the year ended December 31, 2022 were $49,250, and include fees billed by PKF O’Connor Davies, LLC ("PKF") as the Company's independent registered public accounting firm for the year ended December 31, 2022. Audit fees include services relating to auditing the Company's annual financial statements included in the Company’s annual report on Form 10-K and reviewing the Company's financial statements included in the Company's quarterly report on Form 10-Q beginning with the third fiscal quarter.

During 2022, RSM US LLC ("RSM"), our predecessor independent registered public accounting firm, rendered fees for audit services totaling $258,850 in connection with stand-alone MtronPTI audits for 2021 and 2020, quarterly reviews for the first and second quarters of 2021 and 2022, along with multiple Form 10 filings, and LGL Group’s Proxy Statement on Schedule 14A related to obtaining stockholder approval for the spin-off of MtronPTI.

During 2021, RSM rendered audit services in connection with LGL Group’s Preliminary Proxy Statement on Schedule 14A relating to obtaining stockholder approval for the spin-off of MtronPTI and charged fees of $36,750.

All Other Fees

PKF and RSM did not render any other services during the years ended December 31, 2022 and 2021.

Pre-Approval Policies and Procedures

The Audit Committee policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm are reflected in the Audit Committee Charter. The Audit Committee Charter provides that the Audit Committee shall pre-approve all audit and non-audit services provided by the independent registered public accounting firm and shall not engage the independent registered public accounting firm to perform the specific non-audit services proscribed by law or regulation. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee. The decisions of any Audit Committee member to whom pre-approval authority is delegated must be presented to the full Audit Committee at its next scheduled meeting.

If any services other than audit services are rendered by our independent registered public accounting firm, the Audit Committee determines whether such services are compatible with maintaining our independent registered public accounting firm's independence.

All services performed by the PKF and RSM independent registered public accounting firms were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(b)	Exhibits
Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

M-TRON INDUSTRIES, INC.

April 28, 2023	By:	/s/ Michael Ferrantino
Michael Ferrantino
President and Chief Executive Officer (Principal Executive Officer)