Form 10-Q
period 2023-03-31
M-tron Industries, Inc.
filed 2023-05-11
CIK 1902314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes  ☐    No  ☒

As of May 8, 2023, the registrant had 2,726,798 shares of common stock, $0.01 par value per share, outstanding.

M-TRON INDUSTRIES, INC.

Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2023

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

M-Tron Industries, Inc.

Consolidated and Combined Statements of Operations (Unaudited)

(In thousands, except par value and share amounts)

	Three Months Ended March 31,
	2023	2022
REVENUES	$9,367	$7,691
Costs and expenses:
Manufacturing cost of sales	6,171	4,819
Engineering, selling and administrative	2,435	2,058
OPERATING INCOME	761	814
Other expense:
Interest expense, net	(2)	(3)
Other expense, net	(40)	(17)
Total other expense, net	(42)	(20)
INCOME BEFORE INCOME TAXES	719	794
Income tax provision	166	175
NET INCOME	$553	$619

Net Income per Basic Share	$0.21	$0.23
Net income per Dilutive Share	$0.20	$0.23

See Accompanying Notes to Consolidated and Combined Financial Statements.

M-Tron Industries, Inc.

Consolidated and Combined Balance Sheets

(In thousands, except per share amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,127	$926
Accounts receivable, net of reserves of $135, and $142, respectively	5,500	5,197
Inventories, net	8,466	7,518
Prepaid expenses and other current assets	474	673
Total Current Assets	15,567	14,314
Property, Plant and Equipment
Land	536	536
Buildings and improvements	4,937	4,937
Machinery and equipment	19,122	19,044
Gross property, plant and equipment	24,595	24,517
Less: accumulated depreciation	(21,065)	(20,870)
Net property, plant and equipment	3,530	3,647
Right-of-use lease asset	128	147
Intangible assets, net	85	98
Deferred income tax asset	1,070	1,051
Other assets	15	16
Total Assets	$20,395	$19,273
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$3,210	$2,381
Accrued compensation and commissions expense	1,339	1,627
Other accrued expenses	711	614
Income Tax Payable	330	234
Total Current Liabilities	5,590	4,856
Long-term lease liability	59	76
Total Liabilities	5,649	4,932
Contingencies (Note G)
Stockholders' Equity
Preferred stock - $0.01 par value; 5,000,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 25,000,000 shares authorized; 2,725,670 and 2,726,798 shares issued and outstanding, respectively.	27	27
Additional paid-in capital	13,954	14,102
Retained earnings	765	212
Total Equity	14,746	14,341
Total Liabilities and Stockholders' Equity	$20,395	$19,273

See Accompanying Notes to Consolidated and Combined Financial Statements.

M-Tron Industries, Inc.

Consolidated and Combined Statements of Equity (Unaudited)

(In thousands)

	Common Stock	Paid-In Capital	Net Investment by LGL Group	Retained Earnings	Total Equity
Balance at December 31, 2022	$27	$14,102	$—	$212	$14,341
Net income	—	—	—	553	553
Adjustment to The LGL Group, Inc. transfer	—	(219)	—	—	(219)
Stock-based compensation expense	—	71	—	—	71
Balance at March 31, 2023	$27	$13,954	$—	$765	$14,746

Balance at December 31, 2021	$—	$—	$16,849	$—	$16,849
Net income	—	—	619	—	619
Net transfers to LGL Group, Inc.	—	—	240	—	240
Balance at March 31, 2022	$—	$—	$17,708	$—	$17,708

See Accompanying Notes to Consolidated and Combined Financial Statements.

M-Tron Industries, Inc.

Consolidated and Combined Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net income	$553	$619
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	195	148
Amortization of finite-lived intangible assets	13	13
Stock-based compensation expense	71	219
Deferred income tax (provision) expense	(19)	189
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(303)	(905)
Increase in inventories, net	(948)	(431)
Decrease in prepaid expenses and other assets	200	31
Increase (decrease) in accounts payable, accrued compensation and commissions expense and other	517	(43)
Net cash provided by (used in) operating activities	279	(160)
INVESTING ACTIVITIES
Capital expenditures	(78)	(207)
Net cash used in investing activities	(78)	(207)
FINANCING ACTIVITIES
Net transfers (to) from LGL Group, Inc.	—	21
Payments to related party	—	(729)
Net cash used in financing activities	—	(708)
Increase (decrease) in cash and cash equivalents	201	(1,075)
Cash and cash equivalents at beginning of period	926	2,635
Cash and cash equivalents at end of period	$1,127	$1,560

Supplemental Disclosure:
Cash paid for interest	$2	$3
Cash paid for income taxes	$85	$9

See Accompanying Notes to Consolidated and Combined Financial Statements.

M-Tron Industries, Inc.

Notes to Consolidated and Combined Financial Statements (Unaudited)

A.	Background and Description of Business

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

Our component-level devices and modules are used extensively in electronic systems for applications in commercial and military defense, aerospace, earth-orbiting satellites, down-hole drilling, medical devices, instrumentation, industrial devices and global positioning systems as well as in infrastructure equipment for the telecommunications and network equipment industries. As an engineering-centric company, MtronPTI provides close support to the customer throughout its products' entire life cycle, including product design, prototyping, production and subsequent product upgrades and maintenance. This collaborative approach has resulted in the development and growth of long-standing business relationships with its blue-chip customer base.

The Company offers a wide range of precision frequency control and spectrum control solutions including: radio frequency, microwave and millimeter wave filters; cavity, crystal, ceramic, lumped element and switched filters; high performance and high frequency oven-controlled crystal oscillators (“OCXO”), integrated phase-locked loops OCXOs, temperature-compensated crystal oscillators, voltage-controlled crystal oscillators, low jitter and harsh environment oscillators; crystal resonators, Integrated Microwave Assemblies (IMA); and state-of-the-art solid state power amplifier products.

All of MtronPTI’s production facilities are ISO 9001:2015 (the international standard for creating a quality management system published by the International Organization for Standardization) certified and Restriction of Hazardous Substances (“RoHS”) compliant. In addition, its U.S. production facilities in Orlando and Yankton are International Traffic in Arms Regulations registered and AS9100 Rev D (the aerospace standard released by the International Aerospace Quality Group) certified and our Yankton production facility is Military Standard (MIL-STD)-790 certified.

We maintain our executive offices at 2525 Shader Road, Orlando, Florida 32804. Our telephone number is (407) 298-2000. Our Internet address is www.mtronpti.com. Our common stock is traded on the NYSE American under the symbol "MPTI".

The Separation

On August 3, 2022, The LGL Group, Inc. (“LGL Group” or “LGL”) announced that its Board of Directors approved the previously announced separation of the business of MtronPTI into an independent, publicly traded company (the "Separation"). Prior to the Separation, LGL Group operated its electronic instruments business segment through its wholly-owned subsidiary, Precise Time and Frequency (“PTF”) and its electronic components business segment through MtronPTI.

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
B.	Summary of Significant Accounting Policies

Basis of Presentation – Consolidated and Combined Financial Statements

The Company’s financial statements for periods through the Separation are combined financial statements prepared on a “carve-out” basis as discussed below. The Company’s financial statements for the period from October 7, 2022 through March 31, 2023 are consolidated financial statements based on the reported results of M-tron Industries, Inc. as a standalone company.

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

The Consolidated and Combined Financial Statements include the accounts of the Company and all of its majority-owned subsidiaries. Intercompany transactions and accounts have been eliminated. Transactions between the Company and LGL Group have been included in these Consolidated and Combined Financial Statements. The aggregate net effect of transactions between the Company and related parties that have been historically settled other than in cash are reflected in the Consolidated and Combined Statements of Cash Flows as Net transfers (to) from LGL Group, Inc. For additional information, see Note C – Related Party Transactions.

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

During the periods presented in these Consolidated and Combined Financial statements, the Company’s income tax expense has been included in the LGL Group’s income tax returns. Income tax expense contained in the Consolidated and Combined Financial Statements is presented on a separate return basis, as if the Company had filed its own income tax returns.

Earnings per Share

Earnings per basic share is computed based on the weighted-average number of shares of common stock outstanding. Earnings per diluted share include the weighted-average effect of dilutive restricted stock and options on the weighted-average shares outstanding.

Earnings per share through the Distribution Date was calculated based on the 2,676,469 shares of the Company's common stock distributed to LGL Group stockholders on October 7, 2022. The same number of shares is being utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation. After the Separation, actual outstanding shares are used to calculate both basic and diluted weighted-average number of shares of common stock outstanding.

The following table provides the weighted-average shares utilized for the calculation of basic and diluted earnings per share for the first quarter of 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Weighted average shares outstanding - basic	2,678,434	2,676,469
Effect of diluted securities	22,984	—
Weighted average shares outstanding - diluted	2,701,418	2,676,469

Options representing 9,710 shares were excluded from the above calculation for the three months ended March 31, 2023 because they would have been anti-dilutive.

Interim Financial Statements

The Consolidated and Combined Financial Statements as of and for the three months ended March 31, 2023 and 2022 are unaudited. These Consolidated and Combined Financial Statements should be read in conjunction with the audited Consolidated and Combined Financial Statements and notes thereto for the fiscal years ended December 31, 2022 and 2021, contained within the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023.

In the opinion of management, the accompanying Consolidated and Combined Financial Statements reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of the results for the interim periods.

Use of Estimates

The preparation of the Consolidated and Combined Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Research and Development Costs

Research and development costs are charged to operations as incurred. Such costs were approximately $529,000 and $500,000 for the three months ended March 31, 2023 and 2022, respectively, and are included within engineering, selling and administrative expenses on the Consolidated and Combined Statements of Operations.

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

Concentration Risks

For the three months ended March 31, 2023, the Company's largest customer accounted for $2,334,000, or 24.9%, of the Company's total revenues, compared to $2,063,000, or 25.4%, of the Company’s total revenues for the three months ended March 31, 2022. The Company’s second largest customer accounted for $1,008,000, or 10.8%, of the Company's total revenues, compared to $920,000, or 11.3%, of the Company’s total revenues for the three months ended March 31, 2023, and 2022, respectively.

A significant portion of the Company's accounts receivable is concentrated with a relatively small number of customers. As of March 31, 2023, four of the Company's largest customers accounted for approximately $3,138,000, or 55.7%, of accounts receivable. The Company carefully evaluates the creditworthiness of its customers in deciding to extend credit. As a result, the Company has experienced very low historical bad debt expense and believes the related risk to be minimal.

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

We performed an assessment to determine if there were any indicators of impairment at the end of the fiscal quarter ended March 31, 2023. We concluded that, while there were events and circumstances in the macro-environment that did impact us, we did not experience any entity-specific indicators of asset impairment and no triggering events occurred.

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

Allocation of General Corporate Expenses

For purposes of preparing these Consolidated and Combined Financial Statements on a “carve-out” basis for periods prior to the Separation, we have allocated a portion of LGL Group’s corporate expenses, totaling $391,000 to the Company for the three months ended March 31, 2022, which are recorded within engineering, selling and administrative expenses on the Consolidated and Combined Statements of Operations. See Note B – Summary of Significant Accounting Policies for a discussion of the methodology used to allocate corporate-related costs for purposes of preparing these financial statements on a “carve-out” basis for the periods prior to the Separation.

Transactions with LGL Group, Inc.

MtronPTI and LGL Group have entered into an Amended and Restated Transitional Administrative and Management Services Agreement, which sets out the terms for services to be provided between the two companies post Separation. The current terms result in a net monthly payment of $4,000 per month from LGL Group to MtronPTI.

MtronPTI and LGL Group have agreed to share any excess Separation costs. Included in other expense on the Consolidated and Combined Statements of Operations is an amount of $28,000 which represents 50% of the excess Separation costs incurred for the quarter ended March 31, 2023.

At March 31, 2023 and December 31, 2022, there was a balance due from MtronPTI to LGL Group of $240,000 and $6,000, respectively, which is included within accounts payable on the Consolidated and Combined Balance Sheets.

D.Inventories

Inventories are valued at the lower of cost or net realizable value using the FIFO (first-in, first-out) method. The Company reduces the value of its inventories to net realizable value when the net realizable value is believed to be less than the cost of the item. The inventory reserve for excess and obsolete inventory as of March 31, 2023 and December 31, 2022 was $1,400,000 and $1,318,000, respectively.

Inventories are comprised of the following (in thousands):

	March 31, 2023	December 31, 2022
	(unaudited)
Raw materials	$3,716	$3,335
Work in process	3,584	3,173
Finished goods	1,166	1,010
Total Inventories, net	$8,466	$7,518

E.	Income Taxes

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

The effective tax rate for the three months ended March 31, 2023 and 2022 was 23.1% and 22.0%, respectively. Differences between the Company’s effective income tax rate and the U.S. federal statutory rate are primarily the impact of research and development credits, stock-based compensation, and the mix of earnings between jurisdictions, and state taxes.

F.	Revolving Credit Agreement

On June 15, 2022, MtronPTI entered into a loan agreement (the “Loan Agreement”) for a revolving line of credit with Fifth Third Bank, National Association (“Fifth Third Bank”), for up to $5,000,000 bearing interest at the Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.25%, with a SOFR floor of 0.00%. The Loan Agreement has a maturity date of June 15, 2025 and contains various affirmative and negative covenants that are customary for lines of credit and transactions of this type, including limitations on the incurrence of debt and liabilities, as well as financial reporting requirements. The Loan Agreement also imposes certain financial covenants based on Debt Service Coverage Ratio, Current Ratio, and the Ratio of Total Liabilities to Total Net Worth (as such terms are defined in the Loan Agreement). All loans pursuant to the Loan Agreement will be secured by a continuing and unconditional first priority security interest in and to any and all property of the Company. At March 31, 2023 and December 31, 2022, there were no outstanding borrowings under the revolving line of credit with Fifth Third Bank.

G.	Commitments and Contingencies

In the ordinary course of business, the Company and its subsidiaries may become defendants in certain product liability, patent infringement, worker claims and other litigation. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. The Company has no legal accrual for contingencies as of March 31, 2023.
H.	Domestic and Foreign Revenues

Significant foreign revenues from operations (10% or more of foreign sales) for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Malaysia	$1,579	$1,293
Hong Kong	24	237
Hungary	496	4
All other foreign countries	1,044	596
Total foreign revenues	$3,143	$2,130
Total domestic revenues	$6,224	$5,561

The Company allocates its foreign revenue based on the customer's ship-to location.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the accompanying unaudited Consolidated and Combined Financial Statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the audited Consolidated and Combined Financial Statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023. The terms the “Company”, “MtronPTI”, “MPTI”, “we”, “our” or “us” refer to M-tron Industries, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our consolidated and combined financial statements and the notes thereto.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q of the Company and the Company's other communications and statements, other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about the Company's beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company's control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," "target," "goal," and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. Therefore, such statements are not intended to be a guarantee of the Company's performance in future periods. The Company's actual future results may differ materially from those set forth in the Company's forward-looking statements. For information concerning these factors and related matters, see "Risk Factors" in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 30, 2023. However, other factors besides those referenced could adversely affect the Company's results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Quarterly Report on Form 10-Q. The Company does not undertake to update any forward-looking statement, except as required by law. As a result, you should not place undue reliance on these forward-looking statements.

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

See Note A – Background and Description of Business in the accompanying notes to the consolidated and combined financial statements for further details of the Separation.

Basis of Presentation

Our financial statements for periods prior to the Separation are Combined Financial Statements prepared on a “carve-out” basis, which reflects the business as historically managed within LGL Group. The cash flows include only those assets and liabilities directly related to MtronPTI, and the statements of operations include the historically reported results of the MtronPTI business along with allocations of a portion of LGL Group’s corporate expenses. For additional information on the “carve-out” basis of accounting, see Note A – Background and Description of Business and Note B – Summary of Significant Accounting Policies in the accompanying notes to the Consolidated and Combined Financial Statements for more information.

Results of Operations

Backlog

As of March 31, 2023, our order backlog was $45,538,000, a decrease of 1.4% from $46,180,000 at December 31, 2022 and an increase of 23.7% compared to the backlog of $36,824,000 as of March 31, 2022. The Company attained record backlog levels as of December 31, 2022. Strong orders from the recovering avionics market during 2022 and continuing in the first quarter of 2023 helped to drive the overall increase, though there was a slight decline experienced in the first quarter of 2023. The backlog of unfilled orders includes amounts based on signed contracts. Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.

Three months ended March 31, 2023 compared to three months ended March 31, 2022

Consolidated Revenues and Gross Margin

Total revenues were $9,367,000 for the three months ended March 31, 2023, or 21.8% above revenues of $7,691,000 for the three months ended March 31, 2022. The revenue increase reflects the recovering avionics market and strong defense product shipments along with a significant last-time buy of a legacy product which has been discontinued.

Gross margin, which is consolidated revenues less manufacturing cost of sales as a percentage of revenues, decreased to 34.1% for the three months ended March 31, 2023 from 37.3% for the three months ended March 31, 2022 reflecting primarily product mix as a result of a significant last-time buy of a low-margin legacy product along with increased operating costs and inflationary headwinds due to labor and materials cost increases on long term contracts.

Operating Income

The Company reported operating income of $761,000 for the first quarter of 2023 compared to operating income of $814,000 for the first quarter of 2022. The decrease reflects higher revenue offset by lower margins impacted by unfavorable product mix, increased operating costs and inflationary pressures in the first quarter of 2023, as described above. Engineering, selling and administrative costs increased $377,000 primarily as a result of $355,000 of administrative cost increases, which included public company costs of $161,000, increased salaries and benefits of $154,000, increased audit and tax costs of $140,000, and recruiting and other cost increases of $48,000, which were offset by a favorable reduction in stock-based compensation of $148,000. The public company costs of $161,000 represent incremental direct costs of being a public company, with no comparable amounts within the prior year when results were presented on a standalone basis.

Other Expense, Net

Other expense, net was an expense of $42,000 for the three months ended March 31, 2023 compared to $20,000 for the three months ended March 31, 2022 primarily reflecting the impact of favorable and unfavorable currency changes. Included in Other expense, net for the three months ended March 31, 2023 was $28,000 of excess spin-off costs related to the Separation, which were offset by $27,000 of income from the transitional services agreement with LGL Group.

Income Tax Provision

We recorded a tax provision of $166,000 and $175,000 for the three months ended March 31, 2023 and 2022, respectively. The provision is based on an estimated annual effective tax rate across the jurisdictions in which we operate.

Net Income

Net income was $553,000 for the three months ended March 31, 2023 compared to $619,000 for the three months ended March 31, 2022. The decrease was primarily from the previously discussed increased business volume offset by certain unfavorable product mix, inflation, and increased operating costs. Basic and diluted net income per share for the three months ended March 31, 2023 and 2022 was $0.21 and $0.23, respectively.

Liquidity and Capital Resources

As of March 31, 2023 and December 31, 2022, cash and cash equivalents were $1,127,000 and $926,000, respectively.

Cash provided by (used in) operating activities for the three months ended March 31, 2023 was cash provided of $279,000 and a use of cash of $160,000 for the three months ended March 31, 2022. The $439,000 increase was primarily from an increase in accounts payable and accrued expenses and better collection of receivable balances offset by higher inventory levels in support of business growth as well as procurement of certain inventory components in advance to address supply chain issues.

Cash used in investing activities for the three months ended March 31, 2023 and 2022 consisted of capital expenditures of $78,000 and $207,000, respectively, for investment in production equipment to reduce costs and improve efficiency.

Cash used in financing activities for the three months ended March 31, 2022 was $708,000 and consisted of payments to related party of $729,000 offset by net transfers from LGL Group of $21,000.

As of March 31, 2023, our consolidated working capital was $9,977,000 compared to $9,458,000 as of December 31, 2022. As of March 31, 2023, we had current assets of $15,567,000, current liabilities of $5,590,000 and a ratio of current assets to current liabilities of 2.78 to 1.00. As of December 31, 2022, we had current assets of $14,314,000, current liabilities of $4,856,000 and a ratio of current assets to current liabilities of 2.95 to 1.00. Management continues to focus on efficiently managing working capital requirements to match operating activity levels and will seek to deploy the Company’s working capital where it will generate the greatest returns.

On June 15, 2022, the Company entered into a loan agreement (the “Loan Agreement”) for a revolving line of credit with Fifth Third Bank, National Association (“Fifth Third Bank”), for up to $5,000,000 bearing interest at the Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.25%, with a SOFR floor of 0.00%. The Loan Agreement has a maturity date of June 15, 2025 and contains various affirmative and negative covenants that are customary for lines of credit and transactions of this type, including limitations on the incurrence of debt and liabilities, as well as financial reporting requirements. The Loan Agreement also imposes certain financial covenants based on Debt Service Coverage Ratio, Current Ratio, and the Ratio of Total Liabilities to Total Net Worth (as such terms are defined in the Loan Agreement). All loans pursuant to the Loan Agreement are secured by a continuing and unconditional first priority security interest in and to any and all property of the Company. At March 31, 2023 and December 31, 2022, there were no outstanding borrowings under the revolving line of credit with Fifth Third Bank.

We believe that existing cash and cash equivalents, marketable securities and cash generated from operations will provide sufficient liquidity to meet our ongoing working capital and capital expenditure requirements for the next 12 months from the date of this filing. At various times throughout the year and at March 31, 2023 and December 31, 2022, some deposits held at financial institutions were in excess of federally insured limits. The Company has not experienced any losses related to these balances.

Our Board has adhered to a practice of not paying cash dividends. This policy takes into account our long-term growth objectives, including our anticipated investments for organic growth, potential acquisitions and stockholders' desire for capital appreciation of their holdings.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies related to estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, management evaluates its accounting policies, estimates and judgments, including those related to income taxes and inventories. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

There have been no material changes to the critical accounting estimates disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 30, 2023.

Factors Which May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting our industry generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on our revenues or income other than the one listed below and the risk factors disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 30, 2023.

Inflation and Rising Interest Rates

During 2022, inflation in the United States accelerated and, as of the date of this Report, is currently expected to continue at an elevated level in the near-term. Rising inflation may have an adverse impact on our manufacturing cost of sales along with engineering, selling and administrative expenses, as these costs could increase at a rate higher than our revenue. The U.S. Federal Reserve raised the federal funds rate a total of seven times throughout 2022, resulting in a range from 4.25% to 4.50% as of December 31, 2022. Through May, the Federal Reserve has raised rates further, to a range of 5% to 5.25%. It is expected that the Federal Reserve may continue to increase the federal funds rate during 2023 to, among other things, control inflation.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2023 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2023, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.Legal Proceedings.

In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or to which our or their properties are subject.

Item 6.Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K):

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

M-TRON INDUSTRIES, INC.
Date: May 11, 2023	By:	/s/ Michael J. Ferrantino
Michael J. Ferrantino
Chief Executive Officer (Principal Executive Officer)
Date: May 11, 2023	By:	/s/ James W. Tivy
James W. Tivy
Chief Financial Officer (Principal Financial Officer)