Form 10-Q
period 2023-09-30
M-tron Industries, Inc.
filed 2023-11-09
CIK 1902314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes ☐    No  ☒

As of November 6, 2023, the registrant had 2,787,860 shares of common stock, $0.01 par value per share, outstanding.

M-TRON INDUSTRIES, INC.

Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2023

PART I

FINANCIAL INFORMATION

Item 1.       Financial Statements.

M-Tron Industries, Inc.

Consolidated and Combined Statements of Operations (Unaudited)

(In thousands, except share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES	$10,888	$8,417	$30,395	$23,172
Costs and expenses:
Manufacturing cost of sales	6,230	5,688	18,322	14,919
Engineering, selling and administrative	2,625	2,099	7,714	6,206
OPERATING INCOME	2,033	630	4,359	2,047
Other income (expense):
Interest income (expense), net	1	(1)	(6)	(6)
Other income (expense), net	12	(15)	(6)	(41)
Total other income (expense), net	13	(16)	(12)	(47)
INCOME BEFORE INCOME TAXES	2,046	614	4,347	2,000
Income tax provision	460	111	931	392
NET INCOME	$1,586	$503	$3,416	$1,608

Net Income per Basic Share	$0.59	$0.19	$1.27	$0.60
Net income per Dilutive Share	$0.57	$0.19	$1.25	$0.60

See Accompanying Notes to Consolidated and Combined Financial Statements.

M-Tron Industries, Inc.

Consolidated and Combined Balance Sheets

(In thousands, except par value and share amounts)

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,552	$926
Accounts receivable, net of reserves of $103, and $142, respectively	5,031	5,197
Inventories, net	8,962	7,518
Prepaid expenses and other current assets	419	673
Total Current Assets	16,964	14,314
Property, Plant and Equipment
Land	536	536
Buildings and improvements	4,963	4,937
Machinery and equipment	19,589	19,044
Gross property, plant and equipment	25,088	24,517
Less: accumulated depreciation	(21,453)	(20,870)
Net property, plant and equipment	3,635	3,647
Right-of-use lease asset	106	147
Intangible assets, net	58	98
Deferred income tax asset	1,010	1,051
Other assets	12	16
Total Assets	$21,785	$19,273
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$1,418	$2,381
Accrued compensation and commissions	1,677	1,627
Other accrued expenses	794	614
Income taxes payable	103	234
Total Current Liabilities	3,992	4,856
Long-term lease liability	40	76
Total Liabilities	4,032	4,932
Contingencies (Note G)
Stockholders' Equity
Preferred stock - $0.01 par value; 5,000,000 shares authorized, none issued.	—	—
Common stock - $0.01 par value; 25,000,000 shares authorized; 2,787,860 and 2,726,798 shares issued and outstanding, respectively.	27	27
Additional paid-in capital	14,098	14,102
Retained earnings	3,628	212
Total Equity	17,753	14,341
Total Liabilities and Stockholders' Equity	$21,785	$19,273

See Accompanying Notes to Consolidated and Combined Financial Statements.

M-Tron Industries, Inc.

Consolidated and Combined Statements of Equity (Unaudited)

(In thousands)

	Common Stock	Paid-In Capital	Net Investment by LGL Group	Retained Earnings	Total Equity
Balance at December 31, 2022	$27	$14,102	$—	$212	$14,341
Net income	—	—	—	553	553
Adjustment to The LGL Group, Inc. transfer	—	(219)	—	—	(219)
Stock-based compensation expense	—	71	—	—	71
Balance at March 31, 2023	$27	$13,954	$—	$765	$14,746
Net income	—	—	—	1,277	1,277
Stock-based compensation expense	—	140	—	—	140
Forfeiture of shares to pay taxes	—	(82)	—	—	(82)
Balance at June 30, 2023	$27	$14,012	$—	$2,042	$16,081
Net income	—	—	—	1,586	1,586
Stock-based compensation expense	—	86	—	—	86
Balance at September 30, 2023	$27	$14,098	$—	$3,628	$17,753

Balance at December 31, 2021	$—	$—	$16,849	$—	$16,849
Net income	—	—	619	—	619
Net transfers to LGL Group, Inc.	—	—	240	—	240
Balance at March 31, 2022	$—	$—	$17,708	$—	$17,708
Net income	—	—	486	—	486
Net transfers to LGL Group, Inc.	—	—	109	—	109
Balance at June 30, 2022	$—	$—	$18,303	$—	$18,303
Net income	—	—	503	—	503
Net transfers to LGL Group, Inc.	—	—	158	—	158
Balance at September 30, 2022	$—	$—	$18,964	$—	$18,964

See Accompanying Notes to Consolidated and Combined Financial Statements.

M-Tron Industries, Inc.

Consolidated and Combined Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$3,416	$1,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	577	486
Amortization of finite-lived intangible assets	40	40
Stock-based compensation expense	297	362
Deferred income tax provision	41	302
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	166	(1,341)
Increase in inventories, net	(1,444)	(2,077)
Decrease in prepaid expenses and other assets	258	107
(Decrease) increase in accounts payable, accrued compensation and commissions expense and other	(1,078)	1,718
Net cash provided by operating activities	2,273	1,205
INVESTING ACTIVITIES
Capital expenditures	(565)	(663)
Net cash used in investing activities	(565)	(663)
FINANCING ACTIVITIES
Forfeiture of shares to pay taxes	(82)	—
Net transfers from LGL Group, Inc.	—	145
Prepaid financing costs	—	(20)
Payments to related party	—	(2,496)
Net cash used in financing activities	(82)	(2,371)
Increase (decrease) in cash and cash equivalents	1,626	(1,829)
Cash and cash equivalents at beginning of period	926	2,635
Cash and cash equivalents at end of period	$2,552	$806

Supplemental Disclosure:
Cash paid for interest	$14	$9
Cash paid for income taxes	$1,032	$22

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

Our component-level devices and modules are used extensively in electronic systems for applications in commercial and military defense, aerospace, satellites, down-hole drilling, medical devices, instrumentation, industrial devices and in infrastructure equipment for the telecommunications and network equipment industries. As an engineering-centric company, MtronPTI provides close support to the customer throughout its products' entire life cycle, including product design, prototyping, production and subsequent product upgrades and maintenance. This collaborative approach has resulted in the development and growth of long-standing business relationships with its blue-chip customer base.

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

B.     Summary of Significant Accounting Policies

Basis of Presentation – Consolidated and Combined Financial Statements

The Company’s financial statements for periods through the Separation are combined financial statements prepared on a “carve-out” basis as discussed below. The Company’s financial statements for the period from October 7, 2022 through September 30, 2023 are consolidated financial statements based on the reported results of M-tron Industries, Inc. as a standalone company.

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

The following table provides the weighted-average shares utilized for the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average shares outstanding - basic	2,703,840	2,676,469	2,693,400	2,676,469
Effect of diluted securities	55,940	—	46,419	—
Weighted average shares outstanding - diluted	2,759,780	2,676,469	2,739,819	2,676,469

Interim Financial Statements

The Consolidated and Combined Financial Statements as of and for the three and nine months ended September 30, 2023 and 2022 are unaudited. These Consolidated and Combined Financial Statements should be read in conjunction with the audited Consolidated and Combined Financial Statements and notes thereto for the fiscal years ended December 31, 2022 and 2021, contained within the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023.

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

Research and Development Costs

Research and development costs are charged to operations as incurred. Such costs were approximately $1,630,000 and $1,505,000 for the nine months ended September 30, 2023 and 2022, respectively, and are included within engineering, selling and administrative expenses on the Consolidated and Combined Statements of Operations.

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

Concentration Risks

For the three and nine months ended September 30, 2023, the Company's largest customer accounted for $3,738,000, or 34.3%, and $8.795,000, or 28.9%, of the Company's total revenues, respectively, compared to $2,191,000, or 26.0%, and $6,361,000, or 27.5%, of the Company’s total revenues for the three and nine months ended September 30, 2022, respectively. For the three months ended September 30, 2023 and 2022, the Company’s second largest customer accounted for $2,796,000, or 25.7%, compared to $1,712,000, or 20.3%, of the Company’s total revenues, respectively, and for the nine months ended September 30, 2023 and 2022 the second largest customer accounted for $5,467,000, or 18.0%, compared to $3,510,000, or 14.4%, of the Company’s total revenues, respectively.

A significant portion of the Company's accounts receivable is concentrated with a relatively small number of customers. As of September 30, 2023, four of the Company's largest customers accounted for approximately $4,050,000, or 78.9%, of accounts receivable. As of December 31, 2022, four of the Company's largest customers accounted for approximately $2,872,000, or 53.8%, of accounts receivable. The Company carefully evaluates the creditworthiness of its customers in deciding to extend credit. As a result, the Company has experienced very low historical bad debt expense and believes the related risk to be minimal.

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

We performed an assessment to determine if there were any indicators of impairment at the end of the fiscal quarter ended September 30, 2023. We concluded that, while there were events and circumstances in the macro-environment that did impact us, we did not experience any entity-specific indicators of asset impairment and no triggering events occurred.

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

C.     Related Party Transactions

Allocation of General Corporate Expenses

For purposes of preparing these Consolidated and Combined Financial Statements on a “carve-out” basis for periods prior to the Separation, we have allocated a portion of LGL Group’s corporate expenses, totaling $277,000 and $929,000 to the Company for the three and nine months ended September 30, 2022, respectively, which are recorded within engineering, selling and administrative expenses on the Consolidated and Combined Statements of Operations. See Note B – Summary of Significant Accounting Policies for a discussion of the methodology used to allocate corporate-related costs for purposes of preparing these financial statements on a “carve-out” basis for the periods prior to the Separation.

Transactions with LGL Group, Inc.

MtronPTI and LGL Group have entered into an Amended and Restated Transitional Administrative and Management Services Agreement, which sets out the terms for services to be provided between the two companies post Separation. The current terms result in a net monthly payment of $4,000 per month from LGL Group to MtronPTI.

MtronPTI and LGL Group have agreed to share any excess Separation costs. Included in other income (expense), net on the Consolidated and Combined Statements of Operations is an amount of $28,000 which represents 50% of the excess Separation costs incurred for the three months ended March 31, 2023. There were no excess Separation costs during the second or third quarters of 2023.

At September 30, 2023 and December 31, 2022, there was a balance due from MtronPTI to LGL Group of $0 and $6,000, respectively, which is included within accounts payable on the Consolidated and Combined Balance Sheets.

D.     Inventories

Inventories are valued at the lower of cost or net realizable value using the FIFO (first-in, first-out) method. The Company reduces the value of its inventories to net realizable value when the net realizable value is believed to be less than the cost of the item. The inventory reserve for excess and obsolete inventory as of September 30, 2023 and December 31, 2022 was $1,630,000 and $1,318,000, respectively.

Inventories are comprised of the following (in thousands):

	September 30, 2023	December 31, 2022
	(unaudited)
Raw materials	$3,325	$3,335
Work in process	3,768	3,173
Finished goods	1,869	1,010
Total Inventories, net	$8,962	$7,518

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

The effective tax rate for the nine months ended September 30, 2023 and 2022 was 21.4% and 19.6%, respectively. Differences between the Company’s effective income tax rate and the U.S. federal statutory rate are primarily the impact of research and development credits, stock-based compensation, and the mix of earnings between jurisdictions, and state taxes.

F.     Revolving Credit Agreement

On June 15, 2022, MtronPTI entered into a loan agreement (the “Loan Agreement”) for a revolving line of credit with Fifth Third Bank, National Association (“Fifth Third Bank”), for up to $5,000,000 bearing interest at the Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.25%, with a SOFR floor of 0.00%. The Loan Agreement has a maturity date of June 15, 2025 and contains various affirmative and negative covenants that are customary for lines of credit and transactions of this type, including limitations on the incurrence of debt and liabilities, as well as financial reporting requirements. The Loan Agreement also imposes certain financial covenants based on Debt Service Coverage Ratio, Current Ratio, and the Ratio of Total Liabilities to Total Net Worth (as such terms are defined in the Loan Agreement). All loans pursuant to the Loan Agreement will be secured by a continuing and unconditional first priority security interest in and to any and all property of the Company. At September 30, 2023 and December 31, 2022, there were no outstanding borrowings under the revolving line of credit with Fifth Third Bank.

G.     Commitments and Contingencies

In the ordinary course of business, the Company and its subsidiaries may become defendants in certain product liability, patent infringement, worker claims and other litigation. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. The Company has no legal accrual for contingencies as of September 30, 2023.

H.     Domestic and Foreign Revenues

Significant foreign revenues from operations (10% or more of foreign sales) for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Malaysia	$1,039	$1,332	$4,199	$3,856
Hungary	—	236	496	247
Australia	336	1	929	1
All other foreign countries	628	2,892	2,618	4,316
Total foreign revenues	$2,003	$4,461	$8,242	$8,420
Total domestic revenues	$8,885	$3,956	$22,153	$14,752

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

We believe the Separation of MtronPTI allows the Company to tailor its strategic plans and growth opportunities, more efficiently raise and allocate resources, including capital raised through debt or equity offerings, provide flexibility to use its own stock as currency for incentive compensation and potential acquisitions and provide investors a more targeted investment opportunity.

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

Results of Operations

Backlog

As of September 30, 2023, our order backlog was $50,280,000, an increase of 8.9% from $46,180,000 at December 31, 2022 and an increase of 14.1% compared to the backlog of $44,074,000 as of September 30, 2022. The Company attained record backlog levels as of the second quarter of 2023. Strong orders during 2023 from the defense market have helped to drive the increase to near-record levels, with a slight decline experienced in the first and third quarters of 2023 related primarily to the timing of order receipts. The backlog of unfilled orders includes amounts based on signed contracts. Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.

Three months ended September 30, 2023 compared to three months ended September 30, 2022

Consolidated Revenues and Gross Margin

Total revenues were $10,888,000 for the three months ended September 30, 2023, or 29.4% above revenues of $8,417,000 for the three months ended September 30, 2022. The revenue increase reflects strong defense product shipments.

Gross margin, which is consolidated revenues less manufacturing cost of sales as a percentage of revenues, increased to 42.8% for the three months ended September 30, 2023 from 32.4% for the three months ended September 30, 2022 reflecting primarily a favorable product mix, due to increased manufactured product in the three months ended September 30, 2023.

Operating Income

The Company reported operating income of $2,033,000 for the third quarter of 2023 compared to operating income of $630,000 for the third quarter of 2022. The increase reflects higher revenue and higher margins and was impacted by favorable product mix as described above. Engineering, selling and administrative costs increased $526,000 in the third quarter of 2023 as compared to the third quarter of 2022, primarily as a result of $382,000 of administrative cost increases in the second quarter of 2023, which included public company costs of $200,000, increased salaries and employee benefits of $172,000 along with other miscellaneous cost increases of $24,000, offset by a favorable reduction in audit and tax costs of $12,000. The public company costs of $200,000 represent the incremental direct costs of being a public company, with no comparable amounts within the prior year when results were presented on a standalone basis.

Other Income (Expense), Net

Other income (expense), net was income of $13,000 for the three months ended September 30, 2023 compared to expense of $16,000 for the three months ended September 30, 2022 primarily reflecting the impact of favorable and unfavorable currency changes. Included in Other income (expense), net for the three months ended September 30, 2023 was $27,000 of income from the transitional services agreement with LGL Group.

Income Tax Provision

We recorded a tax provision of $460,000 and $111,000 for the three months ended September 30, 2023 and 2022, respectively. The provision is based on an estimated annual effective tax rate across the jurisdictions in which we operate.

Net Income

Net income was $1,586,000 for the three months ended September 30, 2023 compared to $503,000 for the three months ended September 30, 2022. The increase was primarily from the previously discussed increased business volume and margins offset by increased operating costs. Basic and diluted net income per share for the three months ended September 30, 2023 and 2022 was $0.59 and $0.57 per share for 2023, respectively and $0.19 per share for 2022.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

Consolidated Revenues and Gross Margin

Total revenues were $30,395,000 for the nine months ended September 30, 2023, or 31.2% above revenues of $23,172,000 for the nine months ended September 30, 2022. The revenue increase reflects the recovering avionics market and strong defense product shipments.

Gross margin, which is consolidated revenues less manufacturing cost of sales as a percentage of revenues, increased to 39.7% for the nine months ended September 30, 2023 from 35.6% for the nine months ended September 30, 2022 reflecting primarily a favorable product mix and the beneficial effect from increased revenues.

Operating Income

The Company reported operating income of $4,359,000 for the nine months ended September 30, 2023 compared to operating income of $2,047,000 for the nine months ended September 30, 2022. The increase reflects higher revenue and higher margins impacted by favorable product mix, as described above. Engineering, selling and administrative costs increased $1,508,000 in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily as a result of $1,234,000 of administrative cost increases in the nine months ended September 30, 2023, which included public company costs of $735,000, increased salaries and employee benefits of $328,000, increased audit and tax costs of $97,000, and other miscellaneous cost increases of $74,000. The public company costs of $735,000 represent the incremental direct costs of being a public company, with no comparable amounts within the prior year when results were presented on a standalone basis.

Other Income (Expense), Net

Other income (expense), net was an expense of $12,000 for the nine months ended September 30, 2023 compared to an expense of $47,000 for the nine months ended September 30, 2022 primarily reflecting the impact of favorable and unfavorable currency changes. Included in other (income) expense, net for the nine months ended September 30, 2023 was $28,000 of excess spin-off costs related to the Separation, which were offset by $81,000 of income from the transitional services agreement with LGL Group.

Income Tax Provision

We recorded a tax provision of $931,000 and $392,000 for the nine months ended September 30, 2023 and 2022, respectively. The provision is based on an estimated annual effective tax rate across the jurisdictions in which we operate.

Net Income

Net income was $3,416,000 for the nine months ended September 30, 2023 compared to $1,608,000 for the nine months ended September 30, 2022. The increase was primarily from the previously discussed increased business volume and margins from a favorable product mix, partially offset by increased operating costs. Basic and diluted net income per share for the nine months ended September 30, 2023 and 2022 was $1.27 and $1.25 per share, respectively for 2023 and $0.60 per share for 2022.

Liquidity and Capital Resources

As of September 30, 2023 and December 31, 2022, cash and cash equivalents were $2,552,000 and $926,000, respectively.

Cash provided by (used in) operating activities for the nine months ended September 30, 2023 and 2022 was cash provided of $2,273,000 and $1,205,000, respectively. The $1,068,000 increase was primarily from an increase in net income and a decrease in accounts receivable and prepaid expenses and other current assets offset by decreases in accounts payable and accrued expenses and increases in inventories in support of business growth as well as procurement of certain inventory components in advance to address lingering supply chain issues.

Cash used in investing activities for the nine months ended September 30, 2023 and 2022 consisted of capital expenditures of $565,000 and $663,000, respectively, for investment in production equipment to reduce costs and improve efficiency.

Cash used in financing activities for the nine months ended September 30, 2023 was $82,000 related to the forfeiture of shares to pay taxes and for the nine months ended September 30, 2022 was $2,371,000 and consisted of payments to related party of $2,496,000 offset by net transfers from LGL Group of $145,000 along with the payment of prepaid financing costs of $20,000.

As of September 30, 2023, our consolidated working capital was $12,972,000 compared to $9,458,000 as of December 31, 2022. As of September 30, 2023, we had current assets of $16,964,000, current liabilities of $3,992,000 and a ratio of current assets to current liabilities of 4.25 to 1.00. As of December 31, 2022, we had current assets of $14,314,000, current liabilities of $4,856,000 and a ratio of current assets to current liabilities of 2.95 to 1.00. Management continues to focus on efficiently managing working capital requirements to match operating activity levels and will seek to deploy the Company’s working capital where it will generate the greatest returns.

On June 15, 2022, the Company entered into a loan agreement (the “Loan Agreement”) for a revolving line of credit with Fifth Third Bank, National Association (“Fifth Third Bank”), for up to $5,000,000 bearing interest at the Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.25%, with a SOFR floor of 0.00%. The Loan Agreement has a maturity date of June 15, 2025 and contains various affirmative and negative covenants that are customary for lines of credit and transactions of this type, including limitations on the incurrence of debt and liabilities, as well as financial reporting requirements. The Loan Agreement also imposes certain financial covenants based on Debt Service Coverage Ratio, Current Ratio, and the Ratio of Total Liabilities to Total Net Worth (as such terms are defined in the Loan Agreement). All loans pursuant to the Loan Agreement are secured by a continuing and unconditional first priority security interest in and to any and all property of the Company. At September 30, 2023 and December 31, 2022, there were no outstanding borrowings under the revolving line of credit with Fifth Third Bank.

We believe that existing cash and cash equivalents, marketable securities and cash generated from operations will provide sufficient liquidity to meet our ongoing working capital and capital expenditure requirements for the next 12 months from the date of this filing. At various times throughout the year and at September 30, 2023 and December 31, 2022, some deposits held at financial institutions were in excess of federally insured limits. The Company has not experienced any losses related to these balances.

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

Inflation and Rising Interest Rates

During 2022, inflation in the United States accelerated and, as of the date of this Report, is currently expected to continue at an elevated level in the near-term. Rising inflation may have an adverse impact on our manufacturing cost of sales along with engineering, selling and administrative expenses, as these costs could increase at a rate higher than our revenue. The U.S. Federal Reserve raised the federal funds rate a total of seven times throughout 2022, and four times in 2023, resulting in a current range from 5.25% to 5.50% as of the filing date of this Quarterly Report on Form 10-Q. It is expected that the Federal Reserve may continue to increase the federal funds rate to, among other things, control inflation.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2023 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2023, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings.

In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or to which our or their properties are subject.

Item 6.     Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K):

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

M-TRON INDUSTRIES, INC.

Date: November 9, 2023	By:	/s/ Michael J. Ferrantino
Michael J. Ferrantino
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2023	By:	/s/ James W. Tivy
James W. Tivy
Chief Financial Officer (Principal Financial Officer)