Form 10-K
period 2023-12-31
M-tron Industries, Inc.
filed 2024-03-25
CIK 1902314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $18,819,073.

The number of outstanding shares of the registrant's common stock was 2,796,031 as of March 18, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference portions of the M-tron Industries, Inc. definitive proxy statement for the 2024 annual meeting of stockholders (into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K).

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

Item 1.	Business.

General

Originally founded in 1965, M-tron Industries, Inc. (the "Company," "MtronPTI," "we," "us," or "our") is engaged in the designing, manufacturing and marketing of highly engineered, high reliability frequency and spectrum control products used to control the frequency or timing of signals in electronic circuits in various applications. MtronPTI’s primary markets are aerospace and defense, space, and avionics.

Our component-level devices and integrated modules are used extensively in electronic systems for applications in aerospace and defense, avionics, satellites, global positioning systems, down-hole drilling, medical systems, instrumentation, and industrial devices. As an engineering-centric company, MtronPTI provides close support to the customer throughout its products' entire life cycles, including product design, prototyping, production and subsequent product upgrades and maintenance. This collaborative approach has resulted in the development and growth of long-standing business relationships with its customers.

All of MtronPTI’s production facilities in the U.S. and India are ISO 9001:2015 certified. U.S. production facilities in Orlando, Florida and Yankton, South Dakota are International Traffic in Arms Regulations (“ITAR”) registered and AS9100 Rev D certified and our Yankton, South Dakota production facility is MIL-STD-790 certified. MtronPTI's production facility in India operates under a Manufacturing License Agreement (MLA) issued by the U.S. Department of State.

We maintain our executive offices at 2525 Shader Road, Orlando, Florida 32804. Our telephone number is (407) 298-2000. Our website is www.mtronpti.com. Our common stock is traded on the NYSE American (“NYSE”) under the symbol "MPTI".

MtronPTI’s Separation

On October 7, 2022, the separation of the MtronPTI business from The LGL Group, Inc. ("LGL" or "LGL Group") was completed (the "Separation") and the Company became an independent, publicly traded company trading on the NYSE American under the stock symbol "MPTI."

Business Strategy

Our objective is to deliver long-term growth to our stockholders and maximize stockholder value. MtronPTI employs a market-based approach of designing and offering new products to its customers through both organic research and development, and through strategic partnerships, joint ventures, acquisitions, or mergers. We seek to leverage our core strength as an engineering leader to expand client access, add new capabilities and continue to diversify our product offerings. We believe that successful execution of this strategy will lead to a transformation of our product portfolio towards multi-component integrated offerings, longer product life cycles, better margins and an improved competitive position.

Business Segment

The Company conducts its business through one business segment: Electronic Components, which includes all products manufactured and sold by MtronPTI.

Products

MtronPTI’s portfolio is divided into three product groupings, Frequency Control, Spectrum Control and Integrated Microwave Assemblies, and has expanded from primarily crystal-based components to include higher levels of integration, advanced materials science, cavity-based products, and various types of compensation methods employing integrated circuits and other methods to create products geared for applications that require high reliability in harsh environments. These products are differentiated by their precise level of accuracy, stability over time and within harsh environments, and very low phase noise.

MtronPTI's Frequency Control product group includes a broad portfolio of quartz crystal resonators, clock oscillators, VCXO, TCXO OCXO and TCVCXO devices which meet some of the tightest specifications, including IEEE 1588 standards. These devices may be based on quartz, quartz MEMS or advanced materials science designed to achieve higher performance levels than quartz. MtronPTI's products offer high reliability over a wide temperature range and are well-suited for harsh environments, including shock and vibration-resistant oscillators with low-g sensitivity. These products are designed for applications within aerospace and defense, avionics, and industrial markets.

MtronPTI's Spectrum Control product group includes a wide array of radio frequency (“RF”), microwave and millimeter wave filters and diplexers covering a frequency range from 1 MHz to 30 GHz, and solid-state power amplifiers covering a frequency range from 300 MHz to 26 GHz, with power output from 10 Watts to 10kW. Filter devices include crystal, ceramic, LC, planar, combline, cavity, interdigital and metal insert waveguide, as well as switched filter arrays and RF subsystems. Power amplifiers add active devices to MtronPTI's portfolio and include GaN, GaAS FET, LDMOS and chip and wire technologies in narrow or broadband, module or rack-mounted packages. These products are employed in applications within the commercial and military aerospace and defense, space, avionics, and industrial markets.

MtronPTI’s Integrated Microwave Assembly (IMA) product group brings over 55 years of expert crystal, filter and oscillator design experience to our Custom Multi-Functional Modules (MFM) and Integrated Microwave Assemblies (IMA). Spanning frequencies from 10MHz to 50GHz, components such as filters, low noise amplifiers, couplers, attenuators, switches, circulators, oscillators, multipliers, phase lock loops, mixers, digitally tuned oscillators, voltage-controlled oscillators, and phase shifters, all with associated control circuitry, are integrated into one exceptional SWaP-C (Size, Weight and Power at a competitive Cost) assembly. Design, assembly, test and integration along with component design and manufacturing is done at MtronPTI’s AS9100 D operations. These products are designed for both extreme aerospace and defense and avionics as well as industrial markets.

New product development continues to be a key focus for MtronPTI as we continue to push our roadmap to meet the needs of our served markets. Within the Frequency Control product group, design efforts are focused on smaller packages, lower power, lower phase noise and use of new materials to provide compensation and harsh environment performance that surpasses customer requirements. The Spectrum Control product group seeks to develop higher power handling and higher frequency along with higher levels of integration and a range of integrated products within the RF subsystem. The IMA product group designs and develops solutions using the same circuit, electromagnetic, mechanical, thermal, and stress analysis tools as our customers, which allows MtronPTI’s MFM and IMA design synthesis to be effortlessly integrated into the customer’s system synthesis at early stages in the development process. This design collaboration essentially makes MtronPTI’s design team an extension of the customer, so our customer’s resources can focus on their areas of expertise, resulting in a shortened design cycle and a faster time to market. The IMA product group also reviews all build-to-print opportunities, utilizing all our in-house assembly and test capabilities to competitively bid this service.

Major Markets

The following table provides a breakdown of revenues by end-market as a percent of consolidated revenues:

	2023	2022
Aerospace and Defense	55.5%	48.4%
Avionics	24.9%	22.6%
Industrial	14.3%	21.7%
Space	5.3%	7.3%
	100.0%	100.0%

Customers

We primarily work directly with original equipment manufacturers (“OEMs”) to define the appropriate solutions for their unique applications, including the design of custom parts with unique part numbers. Actual sales of production parts may be directly to the OEM or through either its designated contract manufacturers or franchised distributors of our products. As a result, we have highly skilled sales engineers who work directly with the designers and program managers at their OEMs providing a high-level of engineering support at all points within the process.

For the year ended December 31, 2023, our largest customer accounted for $12,921,000, or 31.4%, of the Company's total revenues, compared to $8,190,000, or 25.7%, of the Company’s total revenues for the year ended December 31, 2022. The Company’s second largest customer for the year ended December 31, 2023 accounted for $7,822,000, or 19.0%, of the Company's total revenues, compared to $4,857,000, or 15.3%, of the Company’s total revenues for the year ended December 31, 2022. The loss of either of these customers, or a decrease in their demand for our products, could have a material adverse effect on our results.

As of December 31, 2023, four of our largest customers accounted for approximately $3,774,000, or 76.4%, of accounts receivable. As of December 31, 2022, four of our largest customers accounted for approximately $2,872,000, or 53.8%, of accounts receivable. The insolvency of any of these customers could have a material adverse impact on our liquidity. The Company carefully evaluates the creditworthiness of its customers in deciding to extend credit and utilizes letters of credit to further limit credit risk for export sales. As a result of these policies, the Company has experienced very low historical bad debt expense and believes the related risk to be minimal.

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

Research and development expense was $2,216,000 and $2,006,000 for the years ended December 31, 2023 and 2022, respectively, and will remain a significant part of the Company's efforts to continually revitalize its intellectual property position.

Marketing and Sales

We have a highly skilled team of sales engineers who work in tandem with a worldwide network of independent external manufacturer representatives and franchised electronics distributors to market and sell our products. An important part of the sales process is gaining qualification of specific products from the OEM, confirming suitability for use in a specific system design, which is commonly referred to as a "design-win." Through direct contact with our clients and through our representative network, we are able to understand the needs of the marketplace and then guide our product development process to allocate resources to meet those requirements.

Domestic Revenues

Our domestic revenues were $30,104,000 in 2023, or 73.1% of total consolidated revenues, compared to $22,439,000, or 70.5% of total consolidated revenues, in 2022.

International Revenues

Our international revenues were $11,064,000 in 2023, or 26.9% of total consolidated revenues, compared to $9,406,000, or 29.5% of total consolidated revenues, in 2022. In each of 2023 and 2022, these revenues were derived mainly from customers in Asia, with significant sales in Malaysia. We avoid significant currency exchange risk by transacting and settling substantially all of our international sales in United States dollars.

Seasonality

Our business is not seasonal, although shipment schedules may be affected by the production schedules of our customers, or their contract manufacturers based on regional practices or customs.

Order Backlog

Our order backlog was $47,831,000 and $46,180,000 as of December 31, 2023 and 2022, respectively. The backlog of unfilled orders includes amounts based on signed contracts and purchase orders. Although backlog represents only firm orders that are considered likely to be fulfilled primarily within the 12 to 24 months following receipt of the order, cancellations or scope adjustments may and do occur.

Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost. We expect to fill a substantial portion of our order backlog as of December 31, 2023 during 2024 and 2025, but cannot provide assurances as to what portion of the order backlog will be fulfilled in any given year.

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

Changes in global economic and geopolitical conditions have disrupted supply chains and the ability to obtain components and raw materials around the world for most companies, including us. On occasion, one or more of the components used in our products have become unavailable resulting in unanticipated redesign and/or delays in shipments. Continued identification of alternative supply sources or other mitigations are important in minimizing disruption to our supply chain.

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

From time to time, we may also be subject to U.S. Government investigations relating to our or our customers' operations and products and are expected to perform in compliance with a vast array of federal laws, including the Truth in Negotiations Act, the False Claims Act, the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, and the Foreign Corrupt Practices Act. We or our customers may be subject to reductions of the value of contracts, contract modifications or termination, and the assessment of penalties and fines, which could negatively impact our results of operations and financial condition, or result in a diminution in revenue from our customers, if we or our customers are found to have violated the law or are indicted or convicted for violations of federal laws related to government security regulations, employment practices or protection of the environment, or are found not to have acted responsibly as defined by the law. Such convictions or actions could also result in suspension or debarment from serving as a supplier to government contractors for some period of time. Such convictions or actions could have a material adverse effect on us and our operating results. The costs of cooperating or complying with such audits or investigations may also adversely impact our financial results.

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

Employees

As of December 31, 2023, we employed 356 people, including 188 full-time and 20 part-time employees, along with 148 contractors. Of this total, the Company has 176 full-time, 20 part-time, and 6 contract employees within the U.S., with 169 located in Orlando, Florida, and 33 in Yankton, South Dakota. The Company has three full-time employees in Hong Kong, and nine full-time employees and 142 contractors in Noida, India. None of the Company's employees are represented by a labor union and the Company considers its relationships with employees to be good.

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

Our business, financial condition, operating results and cash flows may be adversely affected by changes in global economic conditions and geopolitical risks, including credit market conditions, trade policies, levels of consumer and business confidence, commodity prices and availability, inflationary pressure, exchange rates, levels of government spending and deficits, political conditions, and other challenges that could affect the global economy including impacts associated with the continuing developments in the war against Ukraine and sanctions which have been announced by the United States and other countries against Russia, which have caused significant uncertainty, adding to continuing concerns about supply chain disruptions, inflation and increases in interest rates in the markets in which we operate. Similar geopolitical tensions and political and/or armed conflicts, including tensions between the U.S. and China, China and Taiwan, and the conflict between Israel and Palestine could adversely impact our financial performance and global operations. Such conditions could have an adverse impact on our flexibility to react to changing economic and business conditions and on our ability to fund our operations. In addition, restrictions on credit availability could adversely affect the ability of our customers to make payments. Similarly, credit restrictions may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress.

Inflation and rising interest rates may adversely affect our financial condition and results of operations.

During 2023, inflation in the United States moderated but, as of the date of this Report, is expected to continue at an elevated level in the near-term. Elevated inflation may have an adverse impact on our Loan Agreement (as defined in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report below) and general and administrative expenses, as these costs could increase at a rate higher than our revenue. The U.S. Federal Reserve raised the federal funds rate a total of four times throughout 2023, with its most recent increase in July of 2023, resulting in a range from 5.25% to 5.50% as of December 31, 2023. Although there are expectations that the U.S. Federal Reserve will begin reducing the federal funds rate in 2024, these expectations may not materialize. Should the U.S. Federal Reserve continue to raise rates in the future to, among other things, control inflation, or if rates continue at an elevated level, to the extent our exposure to increases in interest rates is not eliminated through interest rate swaps or other protection agreements, such elevated rates may result in higher debt service costs, which would adversely affect our cash flows.

Our variable rate indebtedness subjects us to interest rate risk and could cause our debt service obligations to increase significantly.

Amounts outstanding under our Loan Agreement bear interest at the Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.25%, with a SOFR floor of 0.00%. Variable rate borrowings expose us to potential increased interest expense in a rising interest rate environment, if we utilize the line of credit. If interest rates were to increase, our debt service obligations on variable rate indebtedness would increase even though the amount borrowed remained the same, which could adversely affect our cash flows. As of December 31, 2023 and 2022, we had no outstanding balances under the line of credit.

We are dependent on a single line of business.

We are engaged only in the design, manufacture and marketing of standard and custom-engineered electronic components that are used primarily for the control of frequency and spectrum of signals in electronic circuits. Virtually all of our 2023 and 2022 revenues came from sales of electronic components, which consist of packaged quartz crystals, oscillator modules, electronic filters and integrated modules.

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

We experience fluctuations in our operating results. Some of the principal factors that contribute to these fluctuations include changes in demand for our products; our effectiveness in managing manufacturing processes, costs and inventory; our effectiveness in engineering and qualifying new product designs with our OEM customers and in managing the risks associated with offering those new products into production; changes in the cost and availability of raw materials, which often occur in the electronics manufacturing industry and which affect our margins and our ability to meet delivery schedules; macroeconomic and served industry conditions; and events that may affect our production capabilities, such as labor conditions and political instability. In addition, due to the prevailing economic climate and competitive differences between the various market segments which we serve, the mix of sales between our aerospace and defense, space, avionics, industrial and instrumentation market segments may affect our operating results from period to period.

Our revenues and operating results are highly dependent on the development and growth of demand for our products in the aerospace and defense, space, avionics, instrumentation and industrial markets, which are cyclical. We cannot be certain whether we will generate sufficient revenues or sufficiently manage expenses to sustain profitability.

A relatively small number of customers account for a significant portion of our revenues and accounts receivable, and the loss of any of these customers, a decrease in their demand for our products, or their insolvency could have a material adverse effect on our results of operations or liquidity..

For the year ended December 31, 2023, our largest customer accounted for 31.4% of the Company's total revenues. The Company’s second largest customer in 2023 accounted for 19.0% of the Company's total revenues. Additionally, as of December 31, 2023, four of our largest customers accounted for approximately 76.4% of our accounts receivable balance. The loss of any of these customers, a decrease in their demand for our products, or the insolvency of any of these customers could have a material adverse effect on our results of operations or liquidity.

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

Our future rate of growth and profitability are highly dependent on the development and growth of the aerospace and defense, space, avionics, instrumentation and industrial markets, which are cyclical.

In 2023 and 2022, the majority of our revenues were derived from sales to manufacturers of equipment for the aerospace and defense, space, avionics, instrumentation and industrial markets for frequency and spectrum control devices, including indirect sales through distributors and contract manufacturers. During 2024, we expect a significant portion of our revenues to continue to be derived from sales to these manufacturers. Often OEMs and other service providers within these markets have experienced periods of capacity shortage and periods of excess capacity, as well as periods of either high or low demand for their products. In periods of excess capacity or low demand, purchases of capital equipment may be curtailed, including equipment that incorporates our products. A reduction in demand for the manufacture and purchase of equipment for these markets, whether due to cyclical, macroeconomic or other factors, or due to our reduced ability to compete based on cost or technical factors, could substantially reduce our net sales and operating results and adversely affect our financial condition. Moreover, if these markets fail to grow as expected, we may be unable to maintain or grow our revenues. The multiple variables which affect the aerospace and defense, space, avionics, instrumentation and industrial markets for our products, as well as the number of parties involved in the supply chain and manufacturing process, can impact inventory levels and lead to supply chain inefficiencies. As a result of these complexities, we may have limited visibility to forecast revenue projections accurately for the near and medium-term timeframes.

The market share of our customers in the aerospace and defense, space, avionics, instrumentation and industrial markets may change over time, reducing the potential value of our relationships with our existing customer base.

We have developed long-term relationships with our existing customers, including pricing contracts, custom designs and approved vendor status. If these customers lose market share to other equipment manufacturers in the aerospace and defense, space, avionics, instrumentation and industrial markets with whom we do not have similar relationships, our ability to maintain revenue, margin or operating performance may be adversely affected.

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

We purchase certain key components and raw materials from single or limited sources and could lose sales if these sources fail to fulfill our needs for any reason.

If single-source components or key raw materials were to become unavailable on satisfactory terms, and we could not obtain comparable replacement components or raw materials from other sources in a timely manner, our business, results of operations and financial condition could be harmed. On occasion, one or more of the components used in our products have become unavailable, resulting in unanticipated redesign and related delays in shipments. Changes in global economic and geopolitical conditions have disrupted supply chains and the ability to obtain components and raw materials around the world for all companies, including us. We cannot give assurance that we will be able to obtain the necessary components and raw materials necessary to conduct our business. In addition, our suppliers may be impacted by compliance with environmental regulations including Restriction of Hazardous Substances in Electrical and Electronic Equipment ("RoHS") and Waste Electrical and Electronic Equipment ("WEEE"), which could disrupt the supply of components or raw materials or cause additional costs for us to implement new components or raw materials into our manufacturing processes.

As a supplier to U.S. Government defense contractors, we are subject to a number of procurement regulations and other requirements and could be adversely affected by changes in regulations or any negative findings from a U.S. Government audit or investigation.

A number of our customers are U.S. Government contractors. As one of their suppliers, we must comply with significant procurement regulations and other requirements. Under applicable federal regulations for defense contractors, we will be required to comply with the Cybersecurity Maturity Model Certification (“CMMC”) program in the next several years and other similar cybersecurity requirements. We also maintain registration under ITAR for certain of our production facilities. One of those production facilities must comply with additional requirements and regulations for its production processes and for selected personnel in order to maintain the security of classified information. These requirements, although customary within these markets, increase our performance and compliance costs. If any of these various requirements change, our costs of complying with them could increase and reduce our operating margins. To the extent that we are unable to comply with the CMMC or other requirements, our business with the Department of Defense or its prime customers could be at risk.

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

From time to time, we may also be subject to U.S. Government investigations relating to our or our customers' operations and products and are expected to perform in compliance with a vast array of federal laws, including the Truth in Negotiations Act, the False Claims Act, the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, and the Foreign Corrupt Practices Act. We or our customers may be subject to reductions of the value of contracts, contract modifications or termination, and the assessment of penalties and fines, which could negatively impact our results of operations and financial condition, or result in a diminution in revenue from our customers, if we or our customers are found to have violated the law or are indicted or convicted for violations of federal laws related to government security regulations, employment practices or protection of the environment, or are found not to have acted responsibly as defined by the law. Such convictions or actions could also result in suspension or debarment from serving as a supplier to government contractors for some period of time. Such convictions or actions could have a material adverse effect on us and our operating results. The costs of cooperating or complying with such audits or investigations may also adversely impact our financial results.

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

We have office and manufacturing space in Noida, India, and a sales office in Hong Kong. Additionally, foreign revenues for 2023 (primarily to Malaysia) accounted for 26.9% of our 2023 consolidated revenues. We anticipate that sales to customers located outside of the United States will continue to be a significant part of our revenues for the foreseeable future. Our international operations and sales to customers outside of the United States subject our operating results and financial condition to certain business, economic, political, health, regulatory and other risks, including but not limited to:

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

Cybersecurity risks and cybersecurity incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

Our business could be negatively impacted by cybersecurity events and other disruptions. We face various cybersecurity threats, including threats to our IT infrastructure and attempts to gain unauthorized access to our proprietary or classified information, denial-of-service attacks, as well as threats to the physical security of our facilities and employees, and threats from terrorist acts. In addition, we face cybersecurity threats from entities and persons that may seek to target us through our customers, suppliers and other third parties with whom we do business. Many of these cybersecurity threats are increasingly sophisticated and constantly evolving. Accordingly, we maintain information security staff, policies and procedures for managing risk to our information systems, and we review and update our policies, procedures and practices in light of evolving threats. We conduct employee training on cybersecurity to mitigate persistent and continuously evolving cybersecurity threats. However, there can be no assurance that any such actions, including the timeliness of our efforts to review, update or implement policies, procedures and practices in light of evolving threats, or the safeguards put in place by our customers, suppliers and other parties on which we rely, will be sufficient to detect, prevent and mitigate cybersecurity breaches or disruptions, or the unauthorized release of sensitive information or corruption of data.

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

Additionally, remote work has become more common among our employees and employees of our third-party service providers and has increased risks to our IT systems and our confidential, proprietary, and sensitive data and that of our third-party service providers as more of those employees utilize network connections, computers, and devices outside of the employer’s premises or network, including working at home, while in transit, and in public locations. Those employees working remotely could expose us and other third-party service providers to additional cybersecurity risks and vulnerabilities as their systems could be negatively affected by vulnerabilities present in external systems and technologies outside of their control.

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

From October 7, 2022, the date our common stock began trading on the NYSE American, through December 31, 2023, the high and low closing prices for our common stock were $38.43 and $8.36, respectively. There is a limited public market for our common stock, and we cannot provide assurances that a more active trading market will develop or be sustained. As a result of limited trading volume in our common stock, the purchase or sale of a relatively small number of shares could result in significant price fluctuations and it may be difficult for holders to sell their shares without depressing the market price for our common stock.

Additionally, the market price of our common stock may continue to fluctuate significantly in response to a number of factors, some of which are beyond our control, including the following:

‒	General economic conditions affecting the availability of long-term or short-term credit facilities, the purchasing and payment patterns of our customers, or the requirements imposed by our suppliers;
‒	Economic conditions in our industry and in the industries of our customers and suppliers;
‒	Changes in financial estimates or investment recommendations by securities analysts relating to our common stock;
‒	Market reaction to our reported financial results;
‒	Loss of a major customer;
‒	Announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and
‒	Changes in key personnel.

Our officers, directors and 10% or greater stockholders have significant voting power and may vote their shares in a manner that is not in the best interest of other stockholders.

Our officers, directors and 10% or greater stockholders control approximately 21.4% of the voting power represented by our outstanding shares of common stock as of March 18, 2024. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all of our stockholders.

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

As a result of the Separation, Marc J. Gabelli serves as special advisor to our chairman of the board and also serves as chairman of the board and co-chief executive officer of LGL Group and Michael J. Ferrantino serves as our chief executive officer and as one of our directors and also as a director of LGL Group. Such dual roles could create, or appear to create, potential conflicts of interest when LGL Group and our officers and directors face decisions that could have different implications for the two companies.

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

The Amended and Restated Tax Indemnity and Sharing Agreement (“Tax Agreement”) by and between the Company and LGL Group generally prohibits us from taking certain actions that could cause the Separation to fail to qualify as a tax-free transaction, including but not limited to, within two (2) years of the Separation date not entering into any agreement, understanding or arrangement involving the substantial acquisition of stock of the Company or a substantial shift in ownership (by vote or value) of the Company.

If the Separation does not qualify as tax-free for U.S. federal income tax purposes as a result of a breach by us of any covenant or representation made by us in the Tax Agreement, we could be subject to significant liability.

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

If the Separation fails to qualify for tax-free treatment, for any reason, LGL Group and/or holders of LGL Group's common stock would be subject to substantial U.S. taxes as a result of the Separation, and we could incur significant liabilities under applicable law or as a result of the Tax Agreement.

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity.

Cybersecurity risk management is an integral part of our overall enterprise risk management efforts. No enterprise risk can be eliminated entirely. We seek to mitigate as much risk as possible and manage the remaining financial risk through a robust cyber insurance policy. The Company has chosen the National Institute of Standards (NIST) for its base framework for handling cybersecurity threats and incidents because it is compatible with certain risk management business functions required by customers and US Government oversight. Controls in the SP 800-53 (Security and Privacy Controls for Information Systems and Organizations) catalog have been tailored-in based on governance found in SP 800-171 (Protecting Controlled Unclassified Information in Nonfederal Systems and Organizations), internally determined IT general controls and industry best practices to create a balanced approach aimed at protecting confidentiality, integrity, and availability of the Company’s IT systems.

The Board has delegated its primary responsibility for the oversight of cybersecurity and information technology risks, and the Company’s preparedness for these risks, to the Audit Committee of the Board (the “Audit Committee”). The Audit Committee has delegated the Company's cybersecurity functions to senior management, including the Director of IT, and ensures there are sufficient budgetary resources for personnel and technology to support the necessary cybersecurity functions. The Company’s cybersecurity incident response is overseen by our Director of IT, who reports directly to our President and is a member of the enterprise management team which includes our CEO. Our Director of IT has more than 15 years of experience in information system management, holds multiple university degrees in information systems and is a Microsoft Certified System Engineer. As part of its oversight responsibilities, the Audit Committee receives updates at least annually, and as requested throughout the year, on our cybersecurity practices as well as cybersecurity and information technology risks from our Director of IT. These regular updates include topics related to cybersecurity practices, cyber risks, and risk management processes, such as updates to our cybersecurity programs and mitigation strategies, and other cybersecurity developments. Senior management are responsible for incident response efforts enterprise wide with the Director of IT and the broader internal IT team focusing on cybersecurity incidents. In the event MtronPTI determines it has experienced a material cybersecurity incident, the Audit Committee will be notified and consulted regarding the incident in advance of filing a Current Report on Form 8-K.

The Company's internal IT team participates in several industry information sharing groups including the Defense Industrial Base Cybersecurity Program and The Society of Industrial Security Professionals and has also fostered local contacts with the FBI and local industry peers. The IT team monitors industry news daily and responds to threat feeds from multiple sources. To further its cybersecurity efforts, MtronPTI has partnered with several external entities including:

●	A strategic customer who provides a network sensor monitored by its 24/7 security operations center.
●	A commercial threat feed integrated with our perimeter security devices in partnership with the Defense Cyber Crime Center.
●	A commercial DNS security service integrated with perimeter security devices.
●	A commercial email threat detection service including detonation chamber services.

Insider threats are monitored by an internal insider threat team. All users with email access are provided annual and quarterly cyber security training and participate in bi-weekly phishing tests to maintain continuous awareness of threats. Access to the Company's enterprise resource planning system is limited by a second layer of access approval and authorization through the corporate controller. Endpoint detection and response is centrally managed as is endpoint flaw detection and remediation.

In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors – Cybersecurity risks and cybersecurity incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results” in this Report.

Item 2.	Properties.

The Company's principal executive offices are located in Orlando, Florida within an MtronPTI operating facility. MtronPTI's operations are located in Orlando, Florida; Yankton, South Dakota; and Noida, India. We also have a sales office in Hong Kong.

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

The information required for this Part I, Item 3 is incorporated by reference to the discussion under Note I – Contingencies to the Consolidated and Combined Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Report.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Overview

MtronPTI is engaged in the designing, manufacturing and marketing of highly-engineered, high reliability frequency and spectrum control products used to control the frequency or timing of signals in electronic circuits in various applications. MtronPTI’s primary markets are aerospace and defense, space, and avionics.

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

Inflation and Rising Interest Rates

During 2023, inflation in the United States moderated and, as of the date of this Report, is currently expected to fall slightly in the near-term. Inflation and the resulting higher interest rates may have an adverse impact on our Loan Agreement and general and administrative expenses, as these costs could increase at a rate higher than our revenue. The U.S. Federal Reserve raised the federal funds rate four times during 2023, with their last increase in July of 2023, resulting in a range from 5.25% to 5.50% as of December 31, 2023. It is expected that the Federal Reserve may ease the federal funds rate during 2024 to, among other things, control unemployment while balancing the risks of inflation. As a result, to the extent our exposure to increases in interest rates is not eliminated through interest rate swaps or other protection agreements, such increases may result in higher debt service costs, which will adversely affect our cash flows.

2023 Compared to 2022

Consolidated Revenues, Gross Margin and Backlog

Total revenues for the year ended December 31, 2023 were $41,168,000, an increase of $9,323,000, or 29.3%, from $31,845,000 for the year ended December 31, 2022. The increase in revenue reflects strong aerospace and defense product shipments.

Consolidated gross margin, which is consolidated revenues less manufacturing cost of sales as a percentage of revenues, improved to 40.7% for the year ended December 31, 2023 compared to 35.6% for the prior year. Gross margins improved in 2023 as compared to 2022 due to increased business volume and the effects of product mix changes, offset by inflationary headwinds due to labor and materials cost increases on long term contracts.

As of December 31, 2023, our order backlog was $47,831,000, an increase of 3.6% compared to $46,180,000 as of December 31, 2022. Strong 2023 bookings of $42,818,000 following very strong 2022 bookings of $48,586,000 from the effect of increased aerospace and defense orders, drove the improvement. This booking trend in excess of our product shipments reflects strong aerospace and defense orders, most of which are expected to ship during 2024 and into 2025.

The backlog of unfilled orders includes amounts based on signed contracts and purchase orders, which are likely to be fulfilled substantially within the next 12 to 24 months. Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost. We expect to fill a substantial portion of our order backlog as of December 31, 2023 during 2024 and 2025, but cannot provide assurances as to what portion of the order backlog will be fulfilled in any given year.

Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses for 2023 included a one-time stock option grant to employees for which the Company recognized a stock-based compensation expense of $2,013,000. The Board approved a one-time grant of 183,300 shares to all 185 full-time employees below the officer level with the quantity of shares for each determined based upon their length of time with the Company. This grant was made to align the interests of our employees with those of our stockholders, and to recognize and reward our valued employees for their past and continuing dedication and service to MtronPTI. It is our employees whose present and future contributions will help ensure the continued success of the organization. See Note G - Stock-Based Compensation to the Consolidated and Combined Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Report for additional details on stock option grants.

Details for engineering, selling and administrative expenses are as follows:

	Quarter ended			Fiscal Year ended
	December 31,			December 31,
(Amounts in thousands)	2023	2022	Change	2023	2022	Change
Engineering research and development	$586	$501	$85	$2,216	$2,006	$210
Sales costs	719	644	75	2,781	2,556	225
Administrative costs:
Employee compensation and benefits	1,023	759	264	3,444	2,865	579
Legal and SEC costs	219	112	107	1,052	210	842
General insurance and other	127	156	(29)	610	554	56
Audit and tax fees	66	93	(27)	351	280	71
One-time stock option grant	2,013	—	2,013	2,013	—	2,013
Total administrative costs	$3,448	$1,120	$2,328	$7,470	$3,909	$3,561
Total engineering, selling and administrative	$4,753	$2,265	$2,488	$12,467	$8,471	$3,996

Engineering, selling and administrative costs increased $3,996,000 for the year ended December 31, 2023 compared to the year ended December 31, 2022, as a result of $210,000 of increased engineering costs supporting MtronPTI's research and development activities, $225,000 of increased sales costs due to the increase in revenues, and $3,561,000 of increased administrative costs for 2023. Administrative costs included the impact from the one-time employee stock option grant of $2,013,000, increased legal and SEC costs of $841,000, increased salaries and employee benefits of $579,000 along with increased audit and tax costs of $71,000 and general insurance and other cost increases of $56,000. The legal and SEC cost increase of $841,000 represents the incremental direct costs of being a public company, without comparable amounts from the prior year when results were presented on a standalone basis. Employee compensation and benefit costs were higher due primarily to increased bonuses of $505,000, higher salaries and benefits of $322,000, offset by reduced stock-based compensation expenses of $248,000, excluding the one-time stock option grant noted above. Audit and tax costs increased primarily due to the costs of being a standalone public company.

Operating Income

The Company reported an operating income of $4,299,000 for the year ended December 31, 2023 compared to operating income of $2,875,000 for the year ended December 31, 2022. This increase reflects the higher revenues and effects from product mix changes, offset by increased engineering, selling and administrative expenses, which were 30.3% of revenue for the year ended December 31, 2023, compared to 26.6% of revenue for the year ended December 31, 2022.

Total Other Income (Expense), Net

Total other income (expense), net was income of $100,000 for the year ended December 31, 2023 compared to expense of $280,000 for the year ended December 31, 2022, primarily reflecting excess Separation costs of $219,000 in 2022 which represented 50% of the excess Separation costs which MtronPTI agreed to share with LGL Group (See Note B – Related Party Transactions to the Consolidated and Combined Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Report), along with the impact from currency changes.

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

We recorded a tax provision of $911,000 and $797,000 for the years ended December 31, 2023 and 2022, respectively. The income tax provision is based on an estimated annual effective tax rate across the jurisdictions in which we operate.

Net Income

Net income was $3,489,000 for the year ended December 31, 2023 compared to $1,798,000 for the year ended December 31, 2022. Basic and diluted net income per share for the year ended December 31, 2023 was $1.29 and $1.28, respectively, and for the year ended December 31, 2022 basic and diluted net income per share was $0.67.

Adjusted EBITDA (a Non-GAAP Measure)

Adjusted EBITDA (as defined below) was $2,425,000 for the quarter ended December 31, 2023 versus $1,114,000 for the quarter ended December 31, 2022, a portion of which was reported on a standalone basis. Adjusted EBITDA was $7,692,000 for the year ended December 31, 2023 versus $4,008,000 for the year ended December 31, 2022, a portion of which was reported on a standalone basis. Adjusted EBITDA excluded excess Separation costs of $28,000 for 2023 and $219,000 for 2022. Included within the non-cash stock compensation is $2,013,000 for the impact from the one-time employee stock option grant. Note that adjusted EBITDA for the quarter and year ended December 31, 2022 does not include any adjustments for the potential impact from the additional costs of being a publicly traded company. Management calculated the incremental direct costs of being a public company which do not have any comparable amounts in the prior year when results were presented partially on a standalone basis at $106,000 and $841,000 for the quarter and year ended December 31, 2023, respectively.

Reconciliations of GAAP to Non-GAAP Measures

To supplement our consolidated financial statements presented on a GAAP basis, the Company uses certain non-GAAP measures, including Adjusted EBITDA, which we define as net income before income taxes adjusted to exclude depreciation and amortization expense, interest income and expense, stock-based compensation expense, and other items we believe are discrete events which have a significant impact on comparable GAAP measures and could distort an evaluation of our normal operating performance. These adjustments to our GAAP results are made with the intent of providing both management and investors with a more complete understanding of the underlying operational results and trends and our marketplace performance. The presentation of this additional information is not meant to be considered in isolation or as a substitute for net earnings or diluted earnings per share prepared in accordance with GAAP.

Reconciliation of GAAP Income Before Income Taxes to EBITDA and Non-GAAP Adjusted EBITDA:

	Quarter ended		Fiscal Year ended
	December 31,		December 31,
(Amounts in thousands, except share and per share amounts)	2023	2022	2023	2022
Income before income taxes	$53	$595	$4,400	$2,595
Interest (income) expense, net	(13)	5	(7)	11
Depreciation and amortization	233	199	850	725
EBITDA	$273	$799	$5,243	$3,331
Non-cash stock compensation	2,124	96	2,421	458
Excess Separation costs	28	219	28	219
Adjusted EBITDA	$2,425	$1,114	$7,692	$4,008
Basic per share information:
Weighted average shares outstanding	2,703,897	2,676,512	2,696,445	2,676,480
Adjusted EBITDA per share	$0.90	$0.42	$2.85	$1.50
Diluted per share information:
Weighted average shares outstanding	2,774,023	2,693,035	2,733,502	2,676,524
Adjusted EBITDA per share	$0.87	$0.41	$2.81	$1.50

Liquidity and Capital Resources

As of December 31, 2023 and 2022, cash and cash equivalents were $3,913,000 and $926,000, respectively. The increase was due to our financial results following the Separation, as the cash balance at Separation exceeding $1,000,000 was retained by LGL Group.

Cash provided by operating activities was $4,405,000 and $2,042,000 for the years ended December 31, 2023 and 2022, respectively. The increase was largely due to our improved financial results, and a decrease in accounts payable and accrued expenses in 2023 as compared to 2022, partially offset by increases in inventory. Inventory increased due to supply chain constraints and as a result of an increase in our order backlog, while payables and accruals decreased due to the efficient use of available cash.

Cash used in investing activities for the years ended December 31, 2023 and 2022 was $1,281,000 and $936,000, respectively, and related entirely to capital expenditures, which were primarily used for new and upgraded production equipment to improve our costs and efficiency.

Cash used in financing activities for the years ended December 31, 2023 and 2022 was $137,000 and $2,815,000, respectively, with the 2023 amount related to the forfeiture of shares to pay taxes while the 2022 amount resulted almost exclusively from payments to LGL Group and its subsidiaries.

As of December 31, 2023, our consolidated working capital was $13,803,000, compared to $9,458,000 as of December 31, 2022. As of December 31, 2023, we had current assets of $18,187,000, current liabilities of $4,384,000 and a ratio of current assets to current liabilities of 4.15 to 1.00. As of December 31, 2022, we had current assets of $14,314,000, current liabilities of $4,856,000 and a ratio of current assets to current liabilities of 2.95 to 1.00. Management continues to focus on efficiently managing working capital requirements to match operating activity levels and will seek to deploy the Company’s working capital where it will generate the greatest returns.

We believe that existing cash and cash equivalents, marketable securities and cash generated from operations will provide sufficient liquidity to meet our ongoing working capital and capital expenditure requirements for the next 12 months from the date of this filing. The Company’s management continues to strive for profitability both internally and through acquisition.

On June 15, 2022, we entered into a loan agreement (the “Loan Agreement”) for a revolving line of credit with Fifth Third Bank, National Association, for up to $5.0 million bearing interest at SOFR plus a margin of 2.25%, with a SOFR floor of 0.00%. The Loan Agreement has a maturity date of June 15, 2025 and contains certain financial covenants based on the following criteria: (a) Minimum Fixed Charge Coverage Ratio; (b) Minimum Current Ratio; and (c) Minimum Tangible Net Worth (each as defined in the Loan Agreement). All loans pursuant to the Loan Agreement will be secured by a continuing and unconditional first priority security interest in and to any and all property of the Company. See Note E – Revolving Credit Agreement to the Consolidated and Combined Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Report for details of the Loan Agreement.

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

During the periods prior to the Separation that are presented in the accompanying Consolidated and Combined Financial Statements, the Company's income tax expense was included in LGL Group’s income tax returns. Income tax expense contained in the accompanying Consolidated and Combined Financial Statements for periods prior to the Separation is presented on a separate return basis, as if the Company had filed its own income tax returns. As a result, actual tax transactions included in LGL Group’s consolidated financial statements may or may not be included in the accompanying Consolidated and Combined Financial Statements of the Company. Similarly, the tax treatment of certain items reflected in the accompanying Consolidated and Combined Financial Statements of the Company may or may not be reflected in LGL Group’s consolidated financial statements and income tax returns. The taxes recorded in the accompanying Consolidated and Combined Statements of Operations for periods prior to the Separation are not necessarily representative of the taxes that may arise in the future when the Company files its income tax returns independent from LGL Group's returns. Post-Separation, the Company filed a consolidated U.S. federal income tax return as well as separate and combined income tax returns in various state, local and international jurisdictions. Income tax expense contained in the accompanying Consolidated and Combined Financial Statements for the period after the Separation is based on the consolidated results of the Company on a standalone basis.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as the Company is a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

M-TRON INDUSTRIES, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of M-tron Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of M-tron Industries, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated and combined statements of operations, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated and combined financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PKF O’Connor Davies, LLP.

We have served as the Company’s auditor since 2022.

New York, NY

March 25, 2024

PCAOB ID No. 127

M-TRON INDUSTRIES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2023	2022
REVENUES	$41,168	$31,845
Costs and expenses:
Manufacturing cost of sales	24,402	20,499
Engineering, selling and administrative	12,467	8,471
OPERATING INCOME	4,299	2,875
Other income (expense):
Interest income (expense), net	7	(11)
Other income (expense), net	94	(269)
Total other income (expense), net	101	(280)
INCOME BEFORE INCOME TAXES	4,400	2,595
Income tax provision	911	797
NET INCOME	$3,489	$1,798

Net Income per Basic Share	$1.29	$0.67
Net income per Dilutive Share	$1.28	$0.67

See Accompanying Notes to Consolidated and Combined Financial Statements.

M-TRON INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except per Share Amounts)

	December 31,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$3,913	$926
Accounts receivable, net of allowances of $141 and $142, respectively	4,802	5,197
Inventories, net	8,884	7,518
Prepaid expenses and other current assets	588	673
Total Current Assets	18,187	14,314
Property, Plant and Equipment
Land	536	536
Buildings and improvements	5,216	4,937
Machinery and equipment	20,046	19,044
Gross property, plant and equipment	25,798	24,517
Less: accumulated depreciation	(21,667)	(20,870)
Net property, plant and equipment	4,131	3,647
Right-of-use lease asset	97	147
Intangible assets, net	45	98
Deferred income tax asset	1,835	1,051
Other assets	10	16
Total Assets	$24,305	$19,273
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$1,300	$2,381
Accrued compensation and commissions expense	2,196	1,627
Other accrued expenses	611	614
Income taxes payable	277	234
Total Current Liabilities	4,384	4,856
Long-term lease liability	26	76
Total Liabilities	4,410	4,932
Contingencies (Note I)
Stockholders' Equity
Preferred stock - $0.01 par value; 5,000,000 shares authorized, none issued	—	—
Common stock - $0.01 par value; 25,000,000 shares authorized; 2,786,321 and 2,726,798 shares issued and outstanding, respectively.	27	27
Additional paid-in capital	16,167	14,102
Retained earnings	3,701	212
Total Equity	19,895	14,341
Total Liabilities and Stockholders' Equity	$24,305	$19,273

See Accompanying Notes to Consolidated and Combined Financial Statements.

M-TRON INDUSTRIES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in Thousands)

	Common	Additional Paid-In	Net Investment by	Retained	Total
	Stock	Capital	The LGL Group, Inc.	Earnings	Equity
Balance, December 31, 2021	$—	$—	$16,849	$—	$16,849
Net income	—	—	1,586	212	1,798
Net transfers to The LGL Group, Inc.	—	—	(4,386)	—	(4,386)
Transfer by The LGL Group, Inc. to Capital and Paid-in Capital	27	14,022	(14,049)	—	—
Share-based Compensation and Other	—	80	—	—	80
Balance, December 31, 2022	$27	$14,102	$—	$212	$14,341
Net income	—	—	—	3,489	3,489
Adjustment to The LGL Group, Inc. transfer	—	(219)	—	—	(219)
Stock-based compensation expense	—	2,421	—	—	2,421
Forfeiture of shares to pay taxes	—	(137)	—	—	(137)
Balance, December 31, 2023	$27	$16,167	$—	$3,701	$19,895

See Accompanying Notes to Consolidated and Combined Financial Statements.

M-TRON INDUSTRIES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years Ended December 31,
	2023	2022
OPERATING ACTIVITIES
Net income	$3,489	$1,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	797	671
Amortization of finite-lived intangible assets	53	54
Stock-based compensation expense	2,421	458
Deferred income tax provision	(784)	1,136
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	395	(1,202)
Increase in inventories, net	(1,366)	(2,297)
Decrease (increase) in prepaid expenses and other assets	91	(422)
(Decrease) increase in accounts payable, accrued compensation and commissions expense, and other	(691)	1,846
Net cash provided by operating activities	4,405	2,042
INVESTING ACTIVITIES
Capital expenditures	(1,281)	(936)
Net cash used in investing activities	(1,281)	(936)
FINANCING ACTIVITIES
Forfeiture of shares to pay taxes	(137)	(10)
Amounts drawn on line of credit	4,120	1,300
Repayments on line of credit	(4,120)	(1,300)
Net transfers from LGL Group, Inc.	—	(309)
Prepaid financing costs	—	(20)
Payments to related party	—	(2,476)
Net cash used in financing activities	(137)	(2,815)
Increase (decrease) in cash and cash equivalents	2,987	(1,709)
Cash and cash equivalents at beginning of year	926	2,635
Cash and cash equivalents at end of year	$3,913	$926

Cash paid for taxes	$1,629	$36
Cash paid for interest	$6	$9

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

The Company’s operations include its two principal subsidiaries: Piezo Technology, Inc. ("PTI"), and M-tron Asia, LLC ("Mtron"). The Company has operations in Orlando, Florida; Yankton, South Dakota; and Noida, India, and has a sales office in Hong Kong. The Company and its subsidiaries currently operate together as a single group under the MtronPTI brand (“MtronPTI”).

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

MtronPTI’s Separation

On October 7, 2022, the separation of the MtronPTI business from The LGL Group, Inc. ("LGL" or "LGL Group") was completed (the "Separation") and the Company became an independent, publicly traded company trading on the NYSE American under the stock symbol "MPTI."

Basis of Presentation - Consolidated and Combined Financial Statements

The Company’s financial statements for periods through the Separation are combined financial statements prepared on a “carve-out” basis as discussed below. The Company’s financial statements for the period from October 7, 2022 through December 31, 2023 are consolidated financial statements based on the reported results of the Company as a standalone company.

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

Cash and Cash Equivalents in the Consolidated Balance Sheets represent Cash and Cash Equivalents held by the Company at the respective period-ends.

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

During the periods prior to the Separation that are presented in these Consolidated and Combined Financial Statements, the Company’s income tax expense has been included in the LGL Group’ income tax returns. Income tax expense contained in the Consolidated and Combined Financial Statements for periods prior to the Separation is presented on a separate return basis, as if the Company had filed its own income tax returns. Post-Separation, the Company filed a consolidated U.S. federal income tax return as well as separate and combined income tax returns in various state, local and international jurisdictions. Income tax expense contained in the Consolidated and Combined Financial Statements for the period after the Separation is based on the consolidated results of the Company on a standalone basis.

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

The Company maintains an allowance for credit losses for estimated uncollectible accounts receivable. Our reserves for estimated credit losses are based upon historical experience, specific customer collection issues, current conditions and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual terms of our receivables and other financial assets. Accounts are written off against the allowance account when they are determined to no longer be collectible.

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

Depreciation expense was $797,000 for 2023 and $671,000 for 2022.

Intangible Assets

Intangible assets are recorded at cost less accumulated amortization. Amortization is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range up to 10 years. The intangible assets consist of intellectual property and goodwill. The net carrying value of the amortizable intangible assets was $5,000 and $58,000 as of December 31, 2023 and 2022, respectively. The remaining balance amortizable intangible assets of $5,000 will be amortized during 2024. Goodwill, which is not amortizable, was $40,000 as of both December 31, 2023 and 2022.

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

Research and Development Costs

Research and development costs are charged to operations as incurred. Such costs were $2,216,000 for 2023 and $2,006,000 for 2022, and are included within engineering, selling and administrative expenses.

Stock-Based Compensation

The Company measures the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the cost over the requisite service period, typically the vesting period.

The Company estimates the fair value of stock options on the grant date using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. There is no expected dividend rate. The basis for the expected volatility assumption includes historical Company volatility and that of its former parent blended with peer group volatility as the Company's historical volatility was limited as a recently public company, did not fully cover the life of the option, and that blending its historical volatility with peer data provides a reasonable indication of expected volatility in the future. The risk-free interest rate is based on the U.S. Treasury zero-coupon rates with a remaining term equal to the expected term of the option. The Company records any forfeitures in the period that the shares are forfeited.

Restricted stock awards are measured at the fair value of the Company's common stock on the date of the grant and recognized over the respective service period.

Earnings Per Share

The Company computes earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed based on the weighted-average number of shares of common stock outstanding. Diluted earnings per share include the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.

As a result of the Separation, on October 7, 2022, the Company had 2.67 million shares of common stock outstanding. This share amount is being utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation. After the Separation, actual outstanding shares are used to calculate both basic and diluted weighted-average number of shares of common stock outstanding.

Options representing 183.300 shares were excluded from the below calculation of weighted average shares outstanding because they would have been anti-dilutive.

	Years Ended December 31,
	2023	2022
Weighted average shares outstanding - basic	2,696,445	2,676,480
Effect of dilutive securities	37,057	44
Weighted average shares outstanding - diluted	2,733,502	2,676,524

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

The Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Cuts and Jobs Act of 2017, enacted on December 22, 2017 (the “Tax Cuts and Jobs Act”), require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets. An accounting policy election is available to either account for the tax effects of GILTI in the period that is subject to such taxes or to provide deferred taxes for book and tax basis differences that upon reversal may be subject to such taxes. The Company has elected to account for the tax effects of these provisions in the period that is subject to such tax, and the impact was reflected in the Company’s 2023 and 2022 provisions.

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

Effective for tax years beginning after December 31, 2021, taxpayers are required to capitalize any expenses incurred that are considered incidental to research and experimentation (R&E) activities under Section 174 of the Internal Revenue Code of 1986, as amended (the “IRC”). While taxpayers historically had the option of deducting these expenses under IRC Section 174, the Tax Cuts and Jobs Act mandates capitalization and amortization of R&E expenses for tax years beginning after December 31, 2021. Expenses incurred in connection with R&E activities in the US must be amortized over a 5-year period if incurred, and R&E expenses incurred outside the US must be amortized over a 15-year period. R&E activities are broader in scope than qualified research activities that are considered under IRC Section 41 (relating to the research tax credit).

The Company includes its tax contingencies accrual, including accrued penalties and interest, in Other Long-term Liabilities on the Consolidated Balance Sheets unless the liability is expected to be paid within one year. Changes to the tax contingencies accrual, including accrued penalties and interest, are included in Income Tax Provision on the Consolidated and Combined Statements of Operations.

Concentration Risks

For the year ended December 31, 2023, the Company's largest customer accounted for $12,921,000, or 31.4%, of the Company's total revenues, compared to $8,190,000, or 25.7%, of the Company’s total revenues for the year ended December 31, 2022. The Company’s second largest customer for the year ended December 31, 2023 accounted for $7,822,000, or 19.0%, of the Company's total revenues, compared to $4,857,000, or 15.3%, of the Company’s total revenues for the year ended December 31, 2022.

A significant portion of the Company's accounts receivable is concentrated with a relatively small number of customers. As of December 31, 2023, four of the Company's largest customers accounted for approximately $3,774,000, or 76.4%, of accounts receivable. As of December 31, 2022, four of the Company's largest customers accounted for approximately $2,872,000, or 53.8%, of accounts receivable. The Company carefully evaluates the creditworthiness of its customers in deciding to extend credit and utilizes letters of credit to further limit credit risk for export sales. As a result of these policies, the Company has experienced very low historical bad debt expense and believes the related risk to be minimal.

At various times throughout the year and at December 31, 2023 and 2022, some deposits held at financial institutions were in excess of federally insured limits. The Company has mitigated its risk through placing excess cash balances in a US Treasury money market fund and has not experienced any losses related to these balances.

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

The Company performed an assessment to determine if there were any indicators of impairment as a result of the operating conditions at the end of each 2023 fiscal quarter, including at December 31, 2023. The Company concluded that, while there were events and circumstances in the macro-environment that did impact us, we did not experience any entity-specific indicators of asset impairment and no triggering events occurred.

Financial Instruments

Cash and cash equivalents, trade accounts receivable, trade accounts payable and accrued expenses are carried at cost which approximates fair value due to the short-term maturity of these instruments.

Foreign Currency Translation

The assets and liabilities of international operations are remeasured at the exchange rates in effect at the balance sheet date for monetary assets and liabilities and at historical rates for nonmonetary assets and liabilities, with the related remeasurement gains or losses reported within the consolidated statement of operations. The results of international operations are remeasured at the monthly average exchange rates. The Company's foreign subsidiaries and respective operations' functional currency is the U.S. dollar. The Company has determined this based upon the majority of transactions with customers as well as intercompany transactions and parental support being based in U.S. dollars. The Company has recognized a remeasurement gain of $71,000 and loss of $82,000 in 2023 and 2022, respectively, which is included within other income (expense), net in the Consolidated and Combined Statements of Operations.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-07, “Improvements to Reportable Segment Disclosures,” effective for fiscal years beginning after December 15, 2023. The ASU adds disclosure requirements for segment expense information. In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” effective for annual periods beginning after December 15, 2024. The ASU requires disclosure of disaggregated income tax information, including the effective tax rate reconciliation and income taxes paid. There are other ASUs that have been issued by the FASB but are not yet effective. We expect to implement these new standards by their effective dates, and do not expect their adoption to have a material impact on our results of operations, financial condition or cash flows.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments,” which changes the impairment model for most financial assets. The standard replaces the incurred loss model with the current expected credit loss (“CECL”) model to estimate credit losses for financial assets. The Company adopted the provisions of this standard on January 1, 2023, with minimal effect on its financial statements.

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

Allocation of General Corporate Expenses

For purposes of preparing these Consolidated and Combined Financial Statements on a “carve-out” basis, for periods prior to the Separation we have allocated a portion of LGL Group’s corporate expenses totaling $946,000 to the Company for the year ended  December 31, 2022 which are recorded within engineering, selling and administrative expenses. See Note A – Description of Business, Basis of Presentation and Summary of Significant Accounting Policies for a discussion of the methodology used to allocate corporate-related costs for purposes of preparing these Consolidated and Combined Financial Statements on a “carve-out” basis.

Net Transfers to LGL Group, Inc.

The following table presents the components of Net Transfers to LGL Group, Inc. in the Consolidated and Combined Statements of Stockholders’ Equity for the year ended  December 31, 2022:

December 31,
2022
(in thousands)
Corporate Expense Allocations	$325
Share-based Compensation Expense	378
Assumed Income Tax Payments	(644)
Write off Intercompany Balance	(4,445)
Total Net Transfers to LGL Group	$(4,386)

LGL Group’s board of directors initially approved a budget of $400,000 for Separation costs. However, the total Separation costs incurred through  December 31, 2022 were $838,000 which was $438,000 greater than the budgeted amount. MtronPTI and LGL Group agreed to share any excess Separation costs. Included in other expense for the period ended  December 31, 2022 is an amount of $219,000 which represents 50% of the excess Separation costs incurred. Excess Separation costs for the period ended December 31, 2023 was $28,000.

Cash Investments

The Company has a balance of $2,765,000 in the Gabelli US Treasury Money Market Fund, which is managed by Gabelli Funds, LLC ("Fund Manager"), all of which was classified within Cash and cash equivalents on the Consolidated Balance Sheets. The Fund Manager is related to the Company through certain of our shareholders and receives a fund management fee of approximately 8 bps annually on asset balances under management. For the year ended December 31, 2023, the Company earned income on its investments with the Fund Manager totaling $12,000 which was included in Interest Income on the Consolidated and Combined Statements of Operations.

C. Inventories

The Company reduces the value of its inventories to net realizable value when the net realizable value is believed to be less than the cost of the item. The inventory reserve for excess and obsolescence inventory as of December 31, 2023 and 2022 was $1,268,000 and $1,318,000, respectively. The components of inventory as of December 31, 2023 and 2022 are summarized below:

	December 31,
	2023	2022
	(in thousands)
Raw materials	$3,594	$3,335
Work in process	3,805	3,173
Finished goods	1,485	1,010
Total Inventories, net	$8,884	$7,518

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

Post-Separation, the Company filed a consolidated U.S. federal income tax return as well as separate and combined income tax returns in various state, local and international jurisdictions. Income tax expense for the period prior to the Separation is based on the combined financial statements prepared on a "carve-out" basis. Income tax expense for the period after the Separation is based on the consolidated results of the Company on a standalone basis.

Income before income taxes for the years ended December 31, 2023 and 2022 consist of the following:

	2023	2022
	(in thousands)
United States	$3,966	$1,705
Foreign	434	890
Total	$4,400	$2,595

Income tax provision for the years ended December 31, 2023 and 2022 is as follows:

	2023	2022
	(in thousands)
Current:
Federal	$1,308	$703
State and local	314	188
Foreign	72	213
Total Current	1,694	1,104
Deferred:
Federal	(662)	(263)
State and local	(121)	(78)
Foreign	—	34
Net deferred	(783)	(307)
Income tax provision	$911	$797

A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes is detailed below:

	2023	2022
	(in thousands)
Tax provision at expected statutory rate	$924	$544
State taxes, net of federal benefit	143	91
Permanent differences	14	83
Tax credits	(201)	(61)
Foreign tax expense, and other	55	161
Change in rate	5	—
Other	(29)	(21)
Provision for income taxes	$911	$797
Effective tax rate	20.7%	30.7%

Deferred income taxes for 2023 and 2022 were provided for the temporary differences between the financial reporting basis and the income tax basis of the Company's assets and liabilities. Tax effects of temporary differences and carryforwards at December 31, 2023 and 2022 were as follows:

	December 31, 2023		December 31, 2022
	Deferred Tax		Deferred Tax
	Asset	Liability	Asset	Liability
	(in thousands)
Inventory reserve	$306	$—	$320	$—
Other reserves and accruals	307	—	181	—
Capitalized Sec. 174 R&E	855	—	432	—
Fixed assets	43	399	39	80
Stock-based compensation	540	—	61	—
Other	173	23	84	36
Tax credit carryforwards	33	—	50	—
Total deferred income taxes	2,257	$422	1,167	$116
Net deferred tax assets	$1,835		$1,051

As of December 31, 2023, our unrecognized tax benefits totaled $111,000, and are included within accrued expenses in our Consolidated Balance Sheet. The following table summarizes the activity related to the Company’s unrecognized tax benefits, without interest and penalties:

	2023	2022
	(in thousands)
Balance at January 1	$77	$448
Deductions for tax positions of prior years	(27)	—
Additions based on tax positions related to the current year	61	77
Transfer to LGL Group, Inc.	—	(448)
Balance at December 31	$111	$77

The Company will recognize any interest and penalties related to unrecognized tax positions in Income Tax Provision in the Consolidated and Combined Statements of Operations. Our total accrued interest and penalties associated with uncertain tax positions were immaterial as of December 31, 2023. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $111,000. We do not expect a significant change to the amount of unrecognized tax benefits over the next 12 months. The Company believes that the taxes accrued in our Consolidated Balance Sheets fairly represent the amount of income taxes to be settled or realized in the future.

As of December 31, 2023, the Company had Federal and research and development tax credit carryforwards of approximately $33,000 available to reduce future tax liabilities, which will begin to expire starting in 2027.

The Company filed a U.S. federal income tax return as well as income tax returns in various states and in non-U.S. jurisdictions. The Company filed its initial consolidated U.S. federal income tax return in October 2023, and there are no open Internal Revenue Service examinations.

On August 19, 2022, the Company and LGL Group entered into an Amended and Restated Tax Indemnity and Sharing Agreement. Under the agreement, LGL Group will generally be responsible for all U.S. federal, state, local and non-U.S. income taxes of the Company for any taxable period, or portion of such period, ending on or before the Separation.

E. Revolving Credit Agreement

On June 15, 2022, MtronPTI entered into a loan agreement (the “Loan Agreement”) for a revolving line of credit with Fifth Third Bank, National Association (“Fifth Third Bank”), for up to $5,000,000 bearing interest at the Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.25%, with a SOFR floor of 0.00%. The Loan Agreement has a maturity date of June 15, 2025 and contains various affirmative and negative covenants that are customary for lines of credit and transactions of this type, including limitations on the incurrence of debt and liabilities, as well as financial reporting requirements. The Loan Agreement also imposes certain financial covenants based on the following criteria: (a) Minimum Fixed Charge Coverage Ratio; (b) Minimum Current Ratio; and (c) Minimum Tangible Net Worth (each as defined in the Loan Agreement). All loans pursuant to the Loan Agreement will be secured by a continuing and unconditional first priority security interest in and to any and all property of the Company. All loans pursuant to the Loan Agreement will be secured by a continuing and unconditional first priority security interest in and to any and all property of the Company. At December 31, 2023 and 2022, there were no outstanding borrowings under the revolving line of credit with Fifth Third Bank.

F. Leases

The Company leases certain manufacturing and office space and equipment. We determine if an arrangement is a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of identified property, plant or equipment (an identified asset) for a period of time in exchange for consideration. Amounts associated with operating leases, which are not short-term, are included in right-of-use lease assets. Current lease liabilities are included in other accrued expenses and long-term lease liabilities are included in other liabilities in our Consolidated Balance Sheets. Right-of-use lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company uses its incremental borrowing rate at the lease commencement date in determining the present value of lease payments. Short-term leases, leases with an initial term of 12 months or less, are not recorded in the Consolidated Balance Sheets; we recognize lease expense for these short-term leases on a straight-line basis over the lease term.

The Company leases certain property and equipment under operating leases with terms that range from one to five years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Total operating lease costs amounted to $270,000 and $349,000 for the years ended December 31, 2023 and 2022, respectively.

At December 31, 2023 and 2022, our total lease obligation was $97,000 and $147,000, respectively, of which the current portion of $71,000 was included in other accrued expenses on the Consolidated Balance Sheets. The weighted average discount rate for the years ended December 31, 2023 and 2022 was 7.6% and 6.3%, respectively. At December 31, 2023 and 2022, the weighted average remaining lease term was 1 year and 2 years, respectively.

Future minimum lease payment obligations under operating leases are as follows (in thousands):

2023
2024	$73
2025	30
Total lease payments	103
Less: interest	(6)
Present value of lease payments	$97

G. Stock-Based Compensation

Prior to the Separation, certain Company employees participated in LGL Group’s stock plan ("LGL Group's Plan"). In connection with the Separation, the Company's board of directors (the “Board”) approved the Amended and Restated 2022 Incentive Plan (the “2022 Plan”), including the authority to issue 500,000 shares of common stock pursuant to the 2022 Plan. The 2022 Plan is the only long-term plan under which equity compensation may be awarded to employees, advisors and members of the Board aligning their interest with those of stockholders. At December 31, 2023, 380,074 shares remained available for future issuance under the 2022 Plan.

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

For the period prior to the Separation, the share-based compensation expense recognized by the Company was based on grants related directly to Company employees. Total stock-based compensation expense for the years ended December 31, 2023 and 2022 was $2,421,000 and $458,000, respectively.

Restricted Stock Awards

Restricted stock awards are measured at a value equal to the market price of the Company's common stock on the date of grant which is recognized over the service period of the award. The following table provides the Company’s restricted stock activity from the Separation date to December 31, 2023:

			Aggregate Grant Date Fair value
	Number of Shares	Weighted Average Grant Date Fair Value	(in thousands)
Unvested Converted Awards as of October 7, 2022	50,329	$12.15	$611
Vested	(3,093)	11.64	(36)
Balance at December 31, 2022	47,236	12.18	575
Restricted shares issued	69,597	11.37	791
Vested	(36,937)	11.78	(447)
Balance at December 31, 2023	79,896	$11.50	$919

As of December 31, 2023, there was $699,000 of total unrecognized compensation cost related to nonvested shares granted. The cost is expected to be recognized over a weighted-average period of 2.04 years.

Stock Options

Stock options granted to Company employees under LGL Group's Plan were converted to awards representing 9,710 shares of the Company's common stock in 2022.

The Company estimates the fair value of stock options on the grant date using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. There is no expected dividend rate. The basis for the expected volatility assumption includes historical Company volatility and that of its former parent blended with peer group volatility as the Company's available historical volatility was limited as a recently public company, did not fully cover the life of the option, and that blending its historical volatility with peer data provides a reasonable indication of expected volatility in the future. The risk-free interest rate is based on the U.S. Treasury zero-coupon rates with a remaining term equal to the expected term of the option. The Company records any forfeitures in the period that the shares are forfeited.

The Company estimates the fair value of stock option awards on the grant date using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	Year Ended
	December 31, 2023	December 31, 2022
Stock option plans:
Expected stock price volatility	58%	31%
Expected dividend yield	0%	0%
Risk free interest rate	4.55%	3.32%
Average expected life (in years)	1.50	1.00

A summary of option activity for the period from Separation to December 31, 2023, is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at October 7, 2022	9,710	$13.10	$4.02	1.9	$-
Outstanding and exercisable at December 31, 2022	9,710	$13.10	$4.02	1.9	$-
Granted	183,300	$36.06	$10.98
Outstanding and exercisable at December 31, 2023	193,010	$34.90	$10.63	2.9	$219.4

H. Employee Benefit Plan

The Company offers a defined contribution plan for eligible employees that includes discretionary matching contributions up to 50% of the first 6% of eligible compensation contributed by participants, which became effective in January 2023. LGL Group previously offered a defined contribution plan for eligible Company employees with similar terms and discretionary matching contributions. The Company contributed $162,000 and $89,000 in discretionary contributions during 2023 and 2022 respectively. Participants vest in employer contributions starting after their second year of service at 20% increments, vesting 100% in year six.

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

J. Domestic and Foreign Revenues

Significant foreign revenues from operations (10% or more of foreign sales) were as follows:

	Years Ended December 31,
	2023	2022
	(in thousands)
Malaysia	$5,339	$5,334
Australia	1,587	124
All other foreign countries	4,138	3,948
Total foreign revenues	$11,064	$9,406
Total domestic revenues	$30,104	$22,439

The Company allocates its foreign revenue based on the customer's ship-to location.

K. Quarterly Financial Data (Unaudited)

The following table provides summarized quarterly financial data for 2023 (in thousands, except per share data):

	Q1	Q2	Q3	Q4
	2023	2023	2023	2023
REVENUES	$9,367	$10,140	$10,888	$10,773
Costs and expenses:
Manufacturing cost of sales	6,171	5,921	6,230	6,080
Engineering, selling and administrative	2,435	2,654	2,625	4,753
OPERATING INCOME (LOSS)	761	1,565	2,033	(60)
Other Expense (Income):
Interest (expense) income, net	(2)	(5)	1	13
Other (expense) income, net	(40)	22	12	100
Total other (expense) income, net	(42)	17	13	113
INCOME BEFORE INCOME TAXES	719	1,582	2,046	53
Income tax provision (benefit)	166	305	460	(20)
NET INCOME (LOSS)	$553	$1,277	$1,586	$73

Net Income (Loss) per Basic Share (a)	$0.21	$0.47	$0.59	$0.03
Net Income (Loss) per Diluted Share (a)	$0.20	$0.47	$0.57	$0.03

(a)      Due to changes in stock prices during the year and timing of issuances of shares, the cumulative total of quarterly net income (loss) per share amounts may not equal the net income per share for the year.

The following table provides summarized quarterly financial data for 2022 (in thousands, except per share data):

	Q1	Q2	Q3	Q4
	2022	2022	2022	2022
REVENUES	$7,691	$7,064	$8,417	$8,673
Costs and expenses:
Manufacturing cost of sales	4,819	4,412	5,688	5,580
Engineering, selling and administrative	2,058	2,049	2,099	2,265
OPERATING INCOME	814	603	630	828
Other Expense:
Interest expense, net	(3)	(2)	(1)	(5)
Other expense, net	(17)	(9)	(15)	(228)
Total other expense, net	(20)	(11)	(16)	(233)
INCOME BEFORE INCOME TAXES	794	592	614	595
Income tax provision	175	106	111	405
NET INCOME	$619	$486	$503	$190

Net Income per Basicand Diluted Share (a) (b)	$0.23	$0.18	$0.19	$0.07

(a)      Due to changes in stock prices during the year and timing of issuances of shares, the cumulative total of quarterly net income per share amounts may not equal the net income per share for the year.

(b)      For periods prior to the Separation, basic shares at the Separation date are being utilized for the calculation of basic and diluted net income per share. For additional information regarding the basic shares at the Separation date, see Note A. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies, under “Earnings per Share”.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2023 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2023, were effective.

Management’s Annual Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Under Rule 13a-15(c), management must evaluate, with the participation of the principal executive officer and principal financial officer, the effectiveness, as of the end of each fiscal year, of our internal control over financial reporting. The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedure that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the issuer are being made only in accordance with the authorization of management of the issuer; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In the course of preparing this Report and the Consolidated and Combined Financial Statements included herein, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) in the Internal Control-Integrated Framework (2013). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Report does not include an attestation report of our independent registered public accounting firm as we are a smaller reporting company as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

During the three months ended December 31, 2023, none of our directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K of the Exchange Act.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2023 and delivered to stockholders in connection with our 2024 annual meeting of stockholders.

Item 11.	Executive Compensation.

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2023 and delivered to stockholders in connection with our 2024 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information as of December 31, 2023 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

	Number of securities to be issued	Weighted-average exercise price	Number of securities remaining available for
	upon exercise of outstanding	of outstanding options, warrants	future issuance under equity compensation plans
	options, warrants and rights	and rights	(excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	193,010	$34.90	380,074
Equity compensation plans not approved by security holders	—	—	—
Total	193,010	$34.90	380,074

(1)

The Amended and Restated 2022 Incentive Plan was approved on August 19, 2022, prior to the Separation. 500,000 shares of common stock were authorized for issuance under the Amended and Restated 2022 Incentive Plan. Options to purchase 193,010 shares of common stock issued under the Amended and Restated 2022 Incentive Plan were outstanding as of December 31, 2023. Unvested restricted stock awards outstanding as of December 31, 2023 amounted to 79,896 shares.

The additional information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2023 and delivered to stockholders in connection with our 2024 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2023 and delivered to stockholders in connection with our 2024 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2023 and delivered to stockholders in connection with our 2024 annual meeting of stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Consolidated and Combined Financial Statements

The following consolidated and combined financial statements of M-tron Industries, Inc. are filed as part of this Report under Item 8. Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firms on Consolidated and Combined Financial Statements

Consolidated and Combined Statements of Operations: Years ended December 31, 2023 and 2022

Consolidated Balance Sheets: December 31, 2023 and 2022

Consolidated and Combined Statements of Stockholders' Equity: Years ended December 31, 2023 and 2022

Consolidated and Combined Statements of Cash Flows: Years ended December 31, 2023 and 2022

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

3.	Articles of Incorporation and Bylaws.
3.1	Amended and Restated Certificate of Incorporation of M-tron Industries, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10 filed with the SEC on August 3, 2022).
3.2	Amended and Restated Bylaws of M-tron Industries, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10 filed with the SEC on August 3, 2022).
4.	Instruments Defining the Rights of Security Holders.
4.1	Amended and Restated 2022 Incentive Plan of M-tron Industries, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Form 10 filed with the SEC on August 19, 2022). +
4.2

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Company's Form 10-K filed with the SEC on March 30, 2023).

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

10.3

Credit Agreement by and among M-Tron Industries, Inc., Piezo Technology, Inc. and Fifth Third Bank, National Association, dated June 15, 2022 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10 filed with the SEC on July 18, 2022).

10.4	Promissory Note in favor of Fifth Third Bank, National Association, dated June 15, 2022 (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10 filed with the SEC on July 18, 2022).

Exhibit No.	Description
10.5

Security Agreement by and among M-Tron Industries, Inc. and Fifth Third Bank, National Association, dated June 15, 2022 (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10 filed with the SEC on July 18, 2022).

10.6

Security Agreement by and among Piezo Technology, Inc. and Fifth Third Bank, National Association, dated June 15, 2022 (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10 filed with the SEC on July 18, 2022).

16.1	Letter from RSM US LLP dated October 14, 2022 (Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 10-K filed with the SEC on October 14, 2022).
21.1	Subsidiaries of M-tron Industries, Inc. (Incorporated by reference to Exhibit 21.1 of the Company’s Form 10 filed with the SEC on July 18, 2022).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97.1	Recovery of Erroneously Awarded Compensation Policy, Dated November 9, 2023.*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

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

M-TRON INDUSTRIES, INC.

March 25, 2024	By:	/s/ Michael Ferrantino
Michael Ferrantino
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	CAPACITY	DATE

/s/ Michael Ferrantino	Chief Executive Officer and Director	March 25, 2024
MICHAEL FERRANTINO	(Principal Executive Officer)

/s/ James W. Tivy	Chief Financial Officer	March 25, 2024
JAMES W. TIVY	(Principal Financial Officer)

/s/ Bel Lazar	Chairman and Director	March 25, 2024
BEL LAZAR

	Special Advisor to the Chairman and Director	March 25, 2024
MARC J. GABELLI

/s/ John Mega	Director	March 25, 2024
JOHN MEGA

/s/ David Goldman	Director	March 25, 2024
DAVID GOLDMAN

/s/ Hendi Susanto	Director	March 25, 2024
HENDI SUSANTO

/s/ Ivan Arteaga	Director	March 25, 2024
IVAN ARTEAGA

/s/ Robert LaPenta	Director	March 25, 2024
ROBERT LAPENTA