Form 10-Q
period 2024-03-31
M-tron Industries, Inc.
filed 2024-05-14
CIK 1902314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2024, the registrant had 2,798,579 shares of common stock, $0.01 par value per share, outstanding.

M-TRON INDUSTRIES, INC.

Form 10-Q for the Period Ended March 31, 2024

Cautionary Note Concerning Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q of M-tron Industries, Inc. ("MtronPTI" or the "Company") and the Company's other communications and statements, other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about the Company's beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company's control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," "target," "goal," and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. Therefore, such statements are not intended to be a guarantee of the Company's performance in future periods. The Company's actual future results may differ materially from those set forth in the Company's forward-looking statements. For information concerning these factors and related matters, see "Risk Factors" in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission ("SEC") on March 25, 2024. However, other factors besides those referenced could adversely affect the Company's results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Quarterly Report on Form 10-Q. The Company does not undertake to update any forward-looking statement, except as required by law. As a result, you should not place undue reliance on these forward-looking statements.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

M-tron Industries, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2024	2023
Revenues	$11,185	$9,367
Costs and expenses:
Manufacturing cost of sales	6,406	6,171
Engineering, selling and administrative	2,990	2,435
Total costs and expenses	9,396	8,606
Operating income	1,789	761
Other income (expense):
Interest income (expense), net	32	(2)
Other income (expense), net	42	(40)
Total other income (expense), net	74	(42)
Income before income taxes	1,863	719
Income tax expense	377	166
Net income	$1,486	$553

Income per common share:
Basic	$0.55	$0.21
Diluted	$0.53	$0.20

Weighted average shares outstanding:
Basic	2,716,202	2,678,434
Diluted	2,784,960	2,701,418

See accompanying Notes to the Condensed Consolidated Financial Statements.

M-tron Industries, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)	March 31, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$5,414	$3,913
Accounts receivable, net of reserves of $147 and $141, respectively	5,594	4,802
Inventories, net	9,161	8,884
Prepaid expenses and other current assets	554	588
Total current assets	20,723	18,187
Property, plant and equipment, net	4,034	4,131
Right-of-use lease asset	81	97
Intangible assets, net	40	45
Deferred income tax asset	1,896	1,835
Other assets	8	10
Total assets	$26,782	$24,305

Liabilities:
Current liabilities:
Accounts payable	$1,231	$1,300
Accrued compensation and commissions	2,322	2,196
Other accrued expenses	829	611
Income taxes payable	675	277
Total current liabilities	5,057	4,384
Long-term lease liability	10	26
Total liabilities	5,067	4,410

Commitments and Contingencies (Note 8)

Stockholders' equity:
Preferred stock ($0.01 par value; 5,000,000 shares authorized, none issued)	—	—
Common stock ($0.01 par value; 25,000,000 shares authorized; 2,798,579 and 2,786,321 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	27	27
Additional paid-in capital	16,501	16,167
Retained earnings	5,187	3,701
Total stockholders' equity	21,715	19,895
Total liabilities and stockholders' equity	$26,782	$24,305

See accompanying Notes to the Condensed Consolidated Financial Statements.

M-tron Industries, Inc.

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance at December 31, 2023	$—	$27	$16,167	$3,701	$19,895
Net income	—	—	—	1,486	1,486
Adjustment to The LGL Group, Inc. transfer	—	—	—	—	—
Stock-based compensation expense	—	—	207	—	207
Exercise of stock options	—	—	127	—	127
Balance at March 31, 2024	$—	$27	$16,501	$5,187	$21,715

(in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance at December 31, 2022	$—	$27	$14,102	$212	$14,341
Net income	—	—	—	553	553
Adjustment to The LGL Group, Inc. transfer	—	—	(219)	—	(219)
Stock-based compensation expense	—	—	71	—	71
Exercise of stock options	—	—	—	—	—
Balance at March 31, 2023	$—	$27	$13,954	$765	$14,746

See accompanying Notes to the Condensed Consolidated Financial Statements.

M-tron Industries, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2024	2023
Cash flows from operating activities:
Net income	$1,486	$553
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Depreciation	219	195
Amortization of finite-lived intangible assets	5	13
Stock-based compensation expense	207	71
Deferred income tax provision	(61)	(19)
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(792)	(303)
Increase in inventories, net	(277)	(948)
Decrease in prepaid expenses and other assets	36	200
Increase in accounts payable, accrued compensation and commissions expense and other	673	517
Total adjustments	10	(274)
Net cash provided by operating activities	1,496	279
Cash flows from investing activities:
Capital expenditures	(122)	(78)
Net cash used in investing activities	(122)	(78)
Cash flows from financing activities:
Proceeds from stock option exercise	127	—
Net cash provided by financing activities	127	—
Increase in cash and cash equivalents	1,501	201
Cash and cash equivalents at beginning of period	3,913	926
Cash and cash equivalents at end of period	$5,414	$1,127

Supplemental Disclosure:
Cash paid for interest	$4	$2
Cash paid for income taxes	$29	$85

See accompanying Notes to the Condensed Consolidated Financial Statements.

M-tron Industries, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

1.     Background and Description of Business

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

The Company offers a wide range of precision frequency control and spectrum control solutions including: radio frequency, microwave and millimeter wave filters; cavity, crystal, ceramic, lumped element and switched filters; high performance and high frequency oven-controlled crystal oscillators ("OCXO"), integrated phase-locked loops OCXOs, temperature-compensated crystal oscillators, voltage-controlled crystal oscillators, low jitter and harsh environment oscillators; crystal resonators, Integrated Microwave Assemblies ("IMA"); and state-of-the-art solid state power amplifier products.

The Company has manufacturing facilities in Orlando, Florida; Yankton, South Dakota; and Noida, India. The Company also has a sales office in Hong Kong. All of MtronPTI’s production facilities are International Organization for Standardization ("ISO") 9001:2015 certified (the international standard for creating a quality management system) and Restriction of Hazardous Substances ("RoHS") compliant. In addition, its U.S. production facilities in Orlando and Yankton are International Traffic in Arms Regulations ("ITAR") registered and International Aerospace Quality Group AS9100 Rev D certified and our Yankton production facility is Military Standard ("MIL-STD")-790 certified.

We maintain our executive offices at 2525 Shader Road, Orlando, Florida 32804. Our telephone number is (407) 298-2000. Our Internet address is www.mtronpti.com. Our common stock is traded on the NYSE American under the symbol "MPTI".

2.     Summary of Significant Accounting Policies

During the three months ended March 31, 2024, there were no material changes to our significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Annual Report") filed with the Securities and Exchange Commission (the "SEC") on March 25, 2024. For additional information, refer to Note B to the audited Consolidated and Combined Financial Statements in the 2023 Annual Report.

Basis of Presentation

These unaudited Condensed Consolidated Financial Statements do not include all disclosures that are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and should be read in conjunction with the audited Consolidated and Combined Financial Statements and the related notes included in the "2023 Annual Report. The consolidated financial information as of  December 31, 2023 included herein has been derived from the audited Consolidated and Combined Financial Statements in the 2023 Annual Report.

In the opinion of management, these Condensed Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments, including eliminations of material intercompany accounts and transactions) considered necessary for a fair statement of the results presented herein. Operating results for the three months ended  March 31, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024.

Use of Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Research and Development Costs

Research and development costs are charged to operations as incurred. For the three months ended  March 31, 2024 and 2023, such costs were approximately $633 and $529, respectively, and are included within Engineering, selling and administrative expenses on the Condensed Consolidated Statements of Operations.

M-tron Industries, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Concentration Risks

For the three months ended  March 31, 2024, the Company's largest and second largest customers accounted for $4,875, or 43.6%, and $2,203, or 19.7%, of the Company's Revenues, respectively. For the three months ended March 31, 2023, the Company's largest and second largest customers accounted for $2,334, or 24.9%, and $1,009, or 10.8%, of the Company’s Revenues, respectively.

A significant portion of the Company's accounts receivable is concentrated with a relatively small number of customers. As of March 31, 2024, the Company's four largest customers accounted for approximately $4,227, or 73.6%, of gross accounts receivable. As of December 31, 2023, four of the Company's largest customers accounted for approximately $3,774, or 76.4%, of gross accounts receivable. The Company carefully evaluates the creditworthiness of its customers in deciding to extend credit. As a result, the Company has experienced very low historical bad debt expense and believes the related risk to be minimal.

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

We performed an assessment to determine if there were any indicators of impairment as of  March 31, 2024 and December 31, 2023.We concluded that, while there were events and circumstances in the macro-environment that did impact us, we did not experience any entity-specific indicators of asset impairment and no triggering events occurred.

Future Application of Accounting Standards

Segment Reporting

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), to address improvements to reportable segment disclosures. The standard primarily requires the following disclosure on an annual and interim basis: (i) significant segment expenses that are regularly provided to chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss; and (ii) other segment items and description of its composition. The standard also requires current annual disclosures about a reportable segment's profits or losses and assets to be disclosed in interim periods and the title and position of the CODM with an explanation of how the CODM uses the report measure(s) of segment profits or losses in assessing segment performance. The provisions of the standard are effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The standard is applied retrospectively to all prior periods presented. We are assessing the impact of this standard.

Income Taxes

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures" ("ASU 2023-09"). The standard requires disaggregated information about a company's effective tax rate reconciliation as well as information on income taxes paid. The provisions of the standard are effective for public companies for fiscal years beginning after December 15, 2024, with early adoption permitted. This standard applies prospectively; however, retrospective application is permitted. We are assessing the impact of this standard.

M-tron Industries, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

3.     Related Party Transactions

In the normal course of business, the Company enters into various transactions with affiliated companies. Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial or operating decisions.

The following table summarizes income and expenses from transactions with related parties for the three months ended  March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024		2023
	Income	Expense	Income	Expense
GAMCO Investors, Inc.	$34	$—	$—	$—
The LGL Group, Inc.	12	26	12	28
Total	$46	$26	$12	$28

The following table summarizes assets and liabilities with related parties as of  March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
GAMCO Investors, Inc.	$2,799	$—	$2,765	$—
The LGL Group, Inc.	—	6	—	—
Total	$2,799	$6	$2,765	$—

The material agreements whereby the Company generates revenues and expenses with affiliated entities are discussed below:

Investment Activity with GAMCO Investors, Inc.

Certain balances are held and invested in U.S. Treasury funds managed or advised by GAMCO Investors, Inc. or one of its subsidiaries (collectively, "GAMCO" or the "Fund Manager"), which is related to the Company through certain of our shareholders. For the three months ended  March 31, 2024 and March 31, 2023, the Company paid the Fund Manager a fund management fee of approximately 8 basis points annually of the asset balances under management, which are not paid directly by the Company and are deducted prior to the fund striking its net asset value ("NAV").

As of  March 31, 2024 and December 31, 2023, the balance with the Fund Manager was $2,799 and $2,765, respectively, all of which was classified within Cash and cash equivalents on the Condensed Consolidated Balance Sheets.

For the three months ended  March 31, 2024 and 2023, the Company earned income on its investments with the Fund Manager totaling $34 and $0, respectively, all of which was included in Interest income on the Condensed Consolidated Statements of Operations.

Transactions with The LGL Group, Inc.

Transitional Administrative and Management Services Agreement

On October 7, 2022, the separation of the MtronPTI business from The LGL Group, Inc. ("LGL Group") was completed (the "Separation") and the Company became an independent, publicly traded company trading on the NYSE American under the stock symbol "MPTI." The Separation was completed through LGL Group's distribution (the "Distribution") of 100% of the shares of the Company's common stock to holders of LGL Group's common stock as of the close of business on September 30, 2022, the record date for the Distribution.

MtronPTI and The LGL Group, Inc. ("LGL Group") entered into an Amended and Restated Transitional Administrative and Management Services Agreement ("MtronPTI TSA"), which sets out the terms for services to be provided between the two companies post Separation. The current terms result in a net monthly payment of $4 per month from LGL Group to MtronPTI.

For the three months ended  March 31, 2024 and 2023, LGL Group paid the Company $12 under the terms of the MtronPTI TSA, which were recorded in Other income (expense), net on the Condensed Consolidated Statements of Operations.

Tax Indemnity and Sharing Agreement

MtronPTI and LGL Group entered into a Tax Indemnity and Sharing Agreement ("MtronPTI Tax Agreement"), which sets out the terms for which party would be responsible for taxes imposed on LGL Group if the Distribution, together with certain related transactions, were to fail to qualify as a tax-free transaction under Internal Revenue Code ("IRC") Sections 355 and 368(a)(1)(D) if such failure were the result of actions taken after the Distribution by MtronPTI or LGL Group.

For the three months ended  March 31, 2024 and 2023, no taxes related to the Distribution have been recorded in the Condensed Consolidated Financial Statements.

Other Transactions

MtronPTI and LGL Group agreed to share the salaries and benefits related to certain employees incurred by LGL Group. For the three months ended  March 31, 2024, the Company reimbursed LGL Group $26 of the salaries and benefits of certain employees, which represents 50% of those costs and were recorded in Engineering, selling and administrative on the Condensed Consolidated Statements of Operations.

MtronPTI and LGL Group agreed to share any excess Separation costs. For the three months ended  March 31, 2023, costs directly related to the Separation were $56, which were incurred by LGL Group. Included in Other income (expense), net on the Condensed Consolidated Statements of Operations is $28, which represents 50% of the excess Separation costs incurred for the three months ended  March 31, 2023.

M-tron Industries, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

4.     Income Taxes

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

The effective tax rate for the three months ended  March 31, 2024 and 2023 was 20.2% and 23.1%, respectively. Differences between the Company’s effective income tax rate and the U.S. federal statutory rate are primarily the impact of research and development credits, permanent differences, and state taxes.

5.     Revolving Credit Agreement

On June 15, 2022, MtronPTI entered into a loan agreement (the “Loan Agreement”) for a revolving line of credit with Fifth Third Bank, National Association (“Fifth Third Bank”), for up to $5,000 bearing interest at the Secured Overnight Financing Rate (“SOFR”) plus a margin of 2.25%, with a SOFR floor of 0.00%. The Loan Agreement has a maturity date of June 15, 2025 and contains various affirmative and negative covenants that are customary for lines of credit and transactions of this type, including limitations on the incurrence of debt and liabilities, as well as financial reporting requirements. The Loan Agreement also imposes certain financial covenants based on Debt Service Coverage Ratio, Current Ratio, and the Ratio of Total Liabilities to Total Net Worth (as such terms are defined in the Loan Agreement). All loans pursuant to the Loan Agreement will be secured by a continuing and unconditional first priority security interest in and to any and all property of the Company.

As of  March 31, 2024 and December 31, 2023, there were no outstanding borrowings under the revolving line of credit with Fifth Third Bank.

6.     Stockholders' Equity

Shares Outstanding

The following table presents a rollforward of outstanding shares for the periods indicated:

	Three Months Ended March 31, 2024			Year Ended December 31, 2023
	Common Stock Issued	Held in Treasury	Common Stock Outstanding	Common Stock Issued	Held in Treasury	Common Stock Outstanding
Shares, beginning of period	2,786,321	—	2,786,321	2,725,670	—	2,725,670
Stock-based compensation	2,548	—	2,548	69,597	—	69,597
Exercise of stock options	9,710	—	9,710	—	—	—
Shares withheld for income taxes	—	—	—	(8,946)	—	(8,946)
Shares, end of period	2,798,579	—	2,798,579	2,786,321	—	2,786,321

7.     Earnings per Share ("EPS")

The following table presents a reconciliation of Net income and shares used in calculating basic and diluted net income per common share for the periods indicated:

	Three Months Ended March 31,
(in thousands, except share data)	2024	2023
Numerator for EPS:
Net income	$1,486	$553

Denominator for EPS:
Weighted average shares outstanding - basic	2,716,202	2,678,434
Dilutive effects:
Stock options	7,581	—
Restricted stock	61,177	22,984
Weighted average shares outstanding - diluted	2,784,960	2,701,418

Income per common share:
Basic	$0.55	$0.21
Diluted	$0.53	$0.20

8.     Commitments and Contingencies

In the ordinary course of business, the Company and its subsidiaries may become defendants in certain product liability, patent infringement, worker claims and other litigation. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. The Company has no legal accrual for contingencies as of March 31, 2024.

M-tron Industries, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

9.     Other Financial Statement Information

Inventories, Net

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out ("FIFO") method. The Company reduces the value of its inventories to net realizable value when the net realizable value is believed to be less than the cost of the item.

The components of inventory as of  March 31, 2024 and  December 31, 2023 are summarized below:

	March 31, 2024	December 31, 2023
Raw materials	$4,669	$4,368
Work in process	4,346	4,150
Finished goods	1,515	1,634
Total gross inventory	10,530	10,152
Reserve for excess and obsolete inventory	(1,369)	(1,268)
Total Inventories, net	$9,161	$8,884

Property, Plant and Equipment, Net

The components of property, plant and equipment as of  March 31, 2024 and  December 31, 2023 are summarized below:

	March 31, 2024	December 31, 2023
Land	$536	$536
Buildings and improvements	5,216	5,216
Machinery and equipment	20,168	20,046
Gross property, plant and equipment	25,920	25,798
Less: Accumulated depreciation	(21,886)	(21,667)
Property, plant and equipment, net	$4,034	$4,131

Intangible Assets, Net

The components of intangible assets as of  March 31, 2024 and  December 31, 2023 are summarized below:

	March 31, 2024	December 31, 2023
Intellectual property	$1,225	$1,226
Goodwill	40	40
Gross intangible assets	1,265	1,266
Less: Accumulated amortization	(1,225)	(1,221)
Intangible assets, net	$40	$45

10.     Domestic and Foreign Revenues

Significant foreign revenues from operations (10% or more of foreign sales) for the three months ended  March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Malaysia	$882	$1,579
Australia	774	207
Greece	388	144
Hungary	—	496
All other foreign countries	626	717
Total foreign revenues	$2,670	$3,143
Total domestic revenues	$8,515	$6,224

The Company allocates its foreign revenue based on the customer's ship-to location.

11.    Subsequent Events

The Company has evaluated events and transactions that occurred after the balance sheet date through the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the audited Consolidated and Combined Financial Statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2024. The terms the “Company”, “MtronPTI”, “MPTI”, “we”, “our” or “us” refer to M-tron Industries, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our Condensed Consolidated Financial Statements and the notes thereto.

Unless otherwise stated, all dollar amounts are in thousands.

In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Actual results may differ materially from those discussed in the forward-looking statements as a result of various factors. See the Cautionary Note Concerning Forward-Looking Statements included in this Quarterly Report on Form 10-Q.

Overview

MtronPTI is engaged in the designing, manufacturing and marketing of highly-engineered, high reliability frequency and spectrum control products used to control the frequency or timing of signals in electronic circuits in various applications. MtronPTI’s primary markets are defense, aerospace, space, and avionics.

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and all of its majority-owned subsidiaries.

Trends and Uncertainties

We are not aware of any material trends or uncertainties, other than national economic conditions affecting our industry generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on our revenues or income other than the one listed below and the risk factors disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 25, 2024.

Inflation and Changing Interest Rates

Inflation in the United States decreased from 6.5% as of December 31, 2022 to 3.4% as of December 31, 2023, which is still above the U.S. Federal Reserve's long-term target of 2.0%. Although inflation is expected to continue to decrease in 2024, the continued higher inflationary conditions may have an adverse impact on our Manufacturing cost of sales along with Engineering, selling and administrative expenses, as these costs could increase at a rate higher than our revenue. The U.S. Federal Reserve raised the federal funds rate a total of four times throughout 2023, resulting in a range from 5.25% to 5.50% as of December 31, 2023. Through the date of this Quarterly Report on Form 10-Q, the Federal Reserve has maintained the federal funds rate in the same range as of December 31, 2023. It is expected that the U.S. Federal Reserve will continue to hold the federal funds rate steady or start to decrease it during 2024 to, among other things, control inflation; however, the timing of any such decrease remains unclear. As a result, we have increased the prices we charge our customers.

Results of Operations

The following table presents our Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023	$ Change	% Change
Revenues	$11,185	$9,367	$1,818	19.4%
Costs and expenses:
Manufacturing cost of sales	6,406	6,171	235	3.8%
Engineering, selling and administrative	2,990	2,435	555	22.8%
Total costs and expenses	9,396	8,606	790	9.2%
Operating income	1,789	761	1,028	135.1%
Other income (expense):
Interest income (expense), net	32	(2)	34	1700.0%
Other income (expense), net	42	(40)	82	205.0%
Total other income (expense), net	74	(42)	116	276.2%
Income before income taxes	1,863	719	1,144	159.1%
Income tax expense	377	166	211	127.1%
Net income	$1,486	$553	$933	168.7%

Three months ended March 31, 2024 compared to three months ended March 31, 2023

Total Revenues

Total revenues increased $1,818, or 19.4%, from $9,367 for the three months ended March 31, 2023 to $11,185 for the three months ended March 31, 2024 primarily due to strong defense product shipments.

Total Costs and Expenses

Total expenses increased $790, or 9.2%, from $8,606 for the three months ended March 31, 2023 to $9,396 for the three months ended March 31, 2024. The increase is primarily due to a $555, or 22.8%, increase in Engineering, selling and administrative from $2,435 for the three months ended March 31, 2023 to $2,990 for the three months ended March 31, 2024 from higher research and development costs, higher sales commissions related to an increase in revenues, and an increase in corporate expenses consistent with the overall growth in the business.

Gross Margin

Gross margin (Revenues less Manufacturing cost of sales as a percentage of Revenues), increased 861 basis points from 34.1% for the three months ended March 31, 2023 to 42.7% for the three months ended March 31, 2024 reflecting higher revenues and change in product mix to higher margin products.

Total Other Income (Expense), Net

Total Other income (expense), net increased $116, or 276.2%, from ($42) for the three months ended March 31, 2023 to $74 for the three months ended March 31, 2024.  The following items contributed to the overall increase:

•

a $34, or 1700.0%, increase in Interest income (expense), net from ($2) for the three months ended March 31, 2023 to $32 for the three months ended March 31, 2024 primarily due to interest income earned on investments in money market mutual funds.

•

a $82, or 205.0%, increase in Other income (expense), net from ($40) for the three months ended March 31, 2023 to $42 for the three months ended March 31, 2024 primarily due to favorable currency movements.

Income Tax Expense

Income tax expense increased $211, or 127.1%, from $166 for the three months ended March 31, 2023 to $377 for the three months ended March 31, 2024 primarily due to the increase in Income before income taxes driven by the increase in revenues discussed above.

Backlog

As of March 31, 2024, our order backlog was $46,130, a decrease of $1,701, or 3.6%, from $47,831 as of December 31, 2023 and an increase of $592, or 1.3%, from $45,538 as of March 31, 2023. The decrease in backlog from December 31, 2023 reflects an increase in revenue and timing of certain orders.

Liquidity and Capital Resources

Overview

Liquidity refers to our ability to access sufficient sources of cash to meet the requirements of our operating, investing and financing activities.

Capital refers to our long-term financial resources available to support business operations and future growth.

Our ability to generate and maintain sufficient liquidity and capital depends on the profitability of the business, timing of cash flows, general economic conditions and access to the capital markets and the other sources of liquidity and capital described herein.

As of March 31, 2024 and December 31, 2023, Cash and cash equivalents were $5,414 and $3,913, respectively.

Cash Flow Activity

The following table presents the cash flow activity for the periods indicated:

	As of March 31,
(in thousands)	2024	2023
Cash and cash equivalents, beginning of period	$3,913	$926
Cash provided by operating activities	1,496	279
Cash used in investing activities	(122)	(78)
Cash provided by financing activities	127	—
Net change in cash and cash equivalents	1,501	201
Cash and cash equivalents, end of period	$5,414	$1,127

Operating Activities

Cash provided by operating activities was $1,496 for the three months ended March 31, 2024 compared to cash provided by operating activities of $279 for the three months ended March 31, 2023, an increase of $1,217, primarily due to the following:

•	Net income increased $933 from $553 for the three months ended March 31, 2023 to $1,486 for the three months ended March 31, 2024.
•	Stock-based compensation increased $136 from $71 for the three months ended March 31, 2023 to $207 for the three months ended March 31, 2024.

The increase was partially offset by:

•	Net change in operating assets and liabilities increased $174 from ($534) for the three months ended March 31, 2023 to ($360) for the three months ended March 31, 2024.

Our working capital metrics and ratios were as follows:

(in thousands)	March 31, 2024	December 31, 2023
Current assets	$20,723	$18,187
Less: Current liabilities	5,057	4,384
Working capital	$15,666	$13,803

Current ratio	4.1	4.1

Management continues to focus on efficiently managing working capital requirements to match operating activity levels and will seek to deploy the Company’s working capital where it will generate the greatest returns.

Investing Activities

Cash used in investing activities was $122 for the three months ended March 31, 2024 compared to cash used in investing activities of $78 for the three months ended March 31, 2023, an increase of $44, primarily due to the purchase of equipment during the three months ended March 31, 2024.

Financing Activities

Cash provided by financing activities was $127 for the three months ended March 31, 2024 compared to cash provided by financing activities of $0 for the three months ended March 31, 2023, an increase of $127, primarily due to the exercise of stock options by an executive officer.

Capital Resources

We believe that existing cash and cash equivalents, marketable securities and cash generated from operations will provide sufficient liquidity to meet our ongoing working capital and capital expenditure requirements for the next 12 months from the date of this filing. At various times throughout the year and as of March 31, 2024 and December 31, 2023, some deposits held at financial institutions were in excess of federally insured limits. The Company has not experienced any losses related to these balances.

Our Board of Directors has adhered to a practice of not paying cash dividends. This policy takes into account our long-term growth objectives, including our anticipated investments for organic growth, potential acquisitions and stockholders' desire for capital appreciation of their holdings.

Revolving Line of Credit

On June 15, 2022, the Company entered into a loan agreement (the “Loan Agreement”) for a revolving line of credit with Fifth Third Bank, National Association ("Fifth Third Bank"), for up to $5,000 bearing interest at the Secured Overnight Financing Rate ("SOFR") plus a margin of 2.25%, with a SOFR floor of 0.00%. The Loan Agreement has a maturity date of June 15, 2025 and contains various affirmative and negative covenants that are customary for lines of credit and transactions of this type, including limitations on the incurrence of debt and liabilities, as well as financial reporting requirements. The Loan Agreement also imposes certain financial covenants based on Debt Service Coverage Ratio, Current Ratio, and the Ratio of Total Liabilities to Total Net Worth (as such terms are defined in the Loan Agreement). All loans pursuant to the Loan Agreement are secured by a continuing and unconditional first priority security interest in and to any and all property of the Company.

As of March 31, 2024 and December 31, 2023, there were no outstanding borrowings under the revolving line of credit with Fifth Third Bank.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to adopt accounting policies related to estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, management evaluates its accounting policies, estimates and judgments, including those related to income taxes and inventories. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

There have been no material changes to the critical accounting estimates disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 25, 2024.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2024 was conducted under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2024, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or to which our or their properties are subject.

Item 5.	Other Information

During the three months ended March 31, 2024, none of our directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a "Rule 10b5-1 trading arrangement" or a non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K of the Exchange Act.

Item 6.	Exhibits

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K):

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

* Filed herewith

** In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M-TRON INDUSTRIES, INC.
(Registrant)

Date: May 14, 2024	By:	/s/ Michael J. Ferrantino, Jr.
Michael J. Ferrantino, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Linda M. Biles
Linda M. Biles
Executive Vice President - Finance (Principal Financial Officer)