Form 10-Q
period 2024-06-30
M-tron Industries, Inc.
filed 2024-08-14
CIK 1902314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 31, 2024, the registrant had 2,808,579 shares of common stock, $0.01 par value per share, outstanding.

M-tron Industries, Inc.

Form 10-Q for the Period Ended June 30, 2024

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

M-tron Industries, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2024	2023	2024	2023
Revenues	$11,808	$10,140	$22,993	$19,507
Costs and expenses:
Manufacturing cost of sales	6,307	5,921	12,713	12,092
Engineering, selling and administrative	3,394	2,654	6,384	5,089
Total costs and expenses	9,701	8,575	19,097	17,181
Operating income	2,107	1,565	3,896	2,326
Other income (expense):
Interest income (expense), net	44	(5)	76	(7)
Other (expense) income, net	(5)	22	37	(18)
Total other income (expense), net	39	17	113	(25)
Income before income taxes	2,146	1,582	4,009	2,301
Income tax expense	402	305	779	471
Net income	$1,744	$1,277	$3,230	$1,830

Income per common share:
Basic	$0.64	$0.47	$1.19	$0.68
Diluted	$0.63	$0.47	$1.16	$0.68

Weighted average shares outstanding:
Basic	2,728,599	2,697,696	2,723,293	2,688,065
Diluted	2,779,802	2,711,266	2,783,739	2,709,578

See accompanying Notes to the Condensed Consolidated Financial Statements.

M-tron Industries, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)	June 30, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$6,501	$3,913
Accounts receivable, net of reserves of $163 and $141, respectively	5,180	4,802
Inventories, net	9,341	8,884
Prepaid expenses and other current assets	640	588
Total current assets	21,662	18,187
Property, plant and equipment, net	4,687	4,131
Right-of-use lease asset	43	97
Intangible assets, net	40	45
Deferred income tax asset	1,943	1,835
Other assets	7	10
Total assets	$28,382	$24,305

Liabilities:
Current liabilities:
Accounts payable	$1,442	$1,300
Accrued compensation and commissions	2,286	2,196
Other accrued expenses	985	611
Income taxes payable	—	277
Total current liabilities	4,713	4,384
Long-term lease liability	9	26
Total liabilities	4,722	4,410

Commitments and Contingencies (Note 8)

Stockholders' equity:
Preferred stock ($0.01 par value; 5,000,000 shares authorized, none issued)	—	—
Common stock ($0.01 par value; 25,000,000 shares authorized; 2,808,579 and 2,786,321 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	27	27
Additional paid-in capital	16,702	16,167
Retained earnings	6,931	3,701
Total stockholders' equity	23,660	19,895
Total liabilities and stockholders' equity	$28,382	$24,305

See accompanying Notes to the Condensed Consolidated Financial Statements.

M-tron Industries, Inc.

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance at March 31, 2024	$—	$27	$16,501	$5,187	$21,715
Net income	—	—	—	1,744	1,744
Adjustment to The LGL Group, Inc. transfer	—	—	—	—	—
Stock-based compensation expense	—	—	201	—	201
Exercise of stock options	—	—	—	—	—
Forfeiture of shares to pay taxes	—	—	—	—	—
Balance at June 30, 2024	$—	$27	$16,702	$6,931	$23,660

(in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance at March 31, 2023	$—	$27	$13,954	$765	$14,746
Net income	—	—	—	1,277	1,277
Adjustment to The LGL Group, Inc. transfer	—	—	—	—	—
Stock-based compensation expense	—	—	140	—	140
Exercise of stock options	—	—	—	—	—
Forfeiture of shares to pay taxes	—	—	(82)	—	(82)
Balance at June 30, 2023	$—	$27	$14,012	$2,042	$16,081

See accompanying Notes to the Condensed Consolidated Financial Statements.

M-tron Industries, Inc.

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance at December 31, 2023	$—	$27	$16,167	$3,701	$19,895
Net income	—	—	—	3,230	3,230
Adjustment to The LGL Group, Inc. transfer	—	—	—	—	—
Stock-based compensation expense	—	—	408	—	408
Exercise of stock options	—	—	127	—	127
Forfeiture of shares to pay taxes	—	—	—	—	—
Balance at June 30, 2024	$—	$27	$16,702	$6,931	$23,660

(in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance at December 31, 2022	$—	$27	$14,102	$212	$14,341
Net income	—	—	—	1,830	1,830
Adjustment to The LGL Group, Inc. transfer	—	—	(219)	—	(219)
Stock-based compensation expense	—	—	211	—	211
Exercise of stock options	—	—	—	—	—
Forfeiture of shares to pay taxes	—	—	(82)	—	(82)
Balance at June 30, 2023	$—	$27	$14,012	$2,042	$16,081

See accompanying Notes to the Condensed Consolidated Financial Statements.

M-tron Industries, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands, except share data)	2024	2023
Cash flows from operating activities:
Net income	$3,230	$1,830
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Depreciation	439	385
Amortization of finite-lived intangible assets	5	27
Stock-based compensation expense	408	211
Deferred income tax provision	(108)	20
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(378)	(548)
Increase in inventories, net	(457)	(1,195)
(Increase) decrease in prepaid expenses and other assets	(49)	349
Decrease (increase) in accounts payable, accrued compensation and commissions expense and other	366	(300)
Total adjustments	226	(1,051)
Net cash provided by operating activities	3,456	779
Cash flows from investing activities:
Capital expenditures	(995)	(302)
Net cash used in investing activities	(995)	(302)
Cash flows from financing activities:
Forfeiture of shares to pay taxes	—	(82)
Proceeds from stock option exercise	127	—
Net cash provided by (used in) financing activities	127	(82)
Increase in cash and cash equivalents	2,588	395
Cash and cash equivalents at beginning of period	3,913	926
Cash and cash equivalents at end of period	$6,501	$1,321

Supplemental Disclosure:
Cash paid for interest	$5	$7
Cash paid for income taxes	$1,275	$97

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

2.     Summary of Significant Accounting Policies

During the three and six months ended June 30, 2024, there were no material changes to our significant accounting policies included in our Annual Report on Form 10-K for the year ended  December 31, 2023 (the "2023 Annual Report") filed with the Securities and Exchange Commission (the "SEC") on March 25, 2024. For additional information, refer to Note B to the audited Consolidated and Combined Financial Statements in the 2023 Annual Report.

Basis of Presentation

These unaudited Condensed Consolidated Financial Statements do not include all disclosures that are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and should be read in conjunction with the audited Consolidated and Combined Financial Statements and the related notes included in the 2023 Annual Report. The consolidated financial information as of  December 31, 2023 included herein has been derived from the audited Consolidated and Combined Financial Statements in the 2023 Annual Report.

In the opinion of management, these Condensed Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments, including eliminations of material intercompany accounts and transactions) considered necessary for a fair statement of the results presented herein. Operating results for the three months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024.

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

M-tron Industries, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Research and Development Costs

Research and development costs are charged to operations as incurred. For the three and six months ended June 30, 2024, research and development costs were approximately $682 and $1,315, respectively. For the three and six months ended June 30, 2023, research and development costs were approximately $535 and $1,064. Such costs are included within Engineering, selling and administrative expenses on the Condensed Consolidated Statements of Operations.

Concentration Risks

For the three months ended June 30, 2024, the Company's largest and second largest customers accounted for $4,452, or 37.7%, and $2,216, or 18.8%, of the Company's Revenues, respectively. For the three months ended June 30, 2023, the Company's largest and second largest customers accounted for $2,723, or 26.9%, and $1,662, or 16.4%, of the Company’s Revenues, respectively.

For the six months ended June 30, 2024, the Company's largest and second largest customers accounted for $9,327, or 40.6%, and $4,419, or 19.2%, of the Company's Revenues, respectively. For the six months ended June 30, 2023, the Company's largest and second largest customers accounted for $5,057, or 25.9%, and $2,671, or 13.7%, of the Company's Revenues, respectively.

A significant portion of the Company's accounts receivable is concentrated with a relatively small number of customers. As of  June 30, 2024, the Company's four largest customers accounted for approximately $2,972, or 55.6%, of gross accounts receivable. As of December 31, 2023, four of the Company's largest customers accounted for approximately $3,774, or 76.4%, of gross accounts receivable. The Company carefully evaluates the creditworthiness of its customers in deciding to extend credit. As a result, the Company has experienced very low historical bad debt expense and believes the related risk to be minimal.

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

We performed an assessment to determine if there were any indicators of impairment as of  June 30, 2024 and December 31, 2023. We concluded that, while there were events and circumstances in the macro-environment that did impact us, we did not experience any entity-specific indicators of asset impairment and no triggering events occurred.

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

The following tables summarize income and expenses from transactions with related parties for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024		2023
	Income	Expense	Income	Expense
GAMCO Investors, Inc.	$45	$—	$—	$—
The LGL Group, Inc.	12	27	12	—
Total	$57	$27	$12	$—

	Six Months Ended June 30,
	2024		2023
	Income	Expense	Income	Expense
GAMCO Investors, Inc.	$79	$—	$—	$—
The LGL Group, Inc.	24	53	24	28
Total	$103	$53	$24	$28

The following table summarizes assets and liabilities with related parties as of  June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
GAMCO Investors, Inc.	$4,844	$—	$2,765	$—
The LGL Group, Inc.	74	—	—	—
Total	$4,918	$—	$2,765	$—

The material agreements whereby the Company generates revenues and expenses with affiliated entities are discussed below:

Investment Activity with GAMCO Investors, Inc.

Certain balances are held and invested in U.S. Treasury funds managed or advised by GAMCO Investors, Inc. or one of its subsidiaries (collectively, "GAMCO" or the "Fund Manager"), which is related to the Company through certain of our shareholders. For the three and six months ended June 30, 2024, the Company paid the Fund Manager a fund management fee of approximately 8 basis points annually of the asset balances under management. For the three and six months ended June 30, 2023, the Company did not pay the Fund Manager a fund management fee as no assets were under management. The fund management fees are not paid directly by the Company and are deducted prior to the fund striking its net asset value ("NAV").

As of  June 30, 2024 and December 31, 2023, the balance with the Fund Manager was $4,844 and $2,765, respectively, all of which was classified within Cash and cash equivalents on the Condensed Consolidated Balance Sheets.

For the three and six months ended June 30, 2024, the Company earned income on its investments with the Fund Manager totaling $45 and $79, respectively, all of which was included in Interest income on the Condensed Consolidated Statements of Operations.

For the three and six months ended June 30, 2023, the Company did not earn any income on its investments with the Fund Manager.

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

For the three months ended June 30, 2024 and 2023, LGL Group paid the Company $12 under the terms of the MtronPTI TSA, which were recorded in Other income (expense), net on the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2024 and 2023, LGL Group paid the Company $24 under the terms of the MtronPTI TSA, which were recorded in Other income (expense), net on the Condensed Consolidated Statements of Operations.

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

For the three and six months ended June 30, 2024 and 2023, no taxes related to the Distribution have been recorded in the Condensed Consolidated Financial Statements.

Other Transactions

MtronPTI and LGL Group agreed to share the salaries and benefits related to certain employees incurred by LGL Group. For the three and six months ended June 30, 2024, the Company reimbursed LGL Group $27 and $53, respectively, of the salaries and benefits of certain employees, which represents 50% of those costs and were recorded in Engineering, selling and administrative on the Condensed Consolidated Statements of Operations.

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

The effective tax rate for the three months ended June 30, 2024 and 2023 was 18.7% and 19.3%, respectively. The effective tax rate for the six months ended June 30, 2024 and 2023 was 19.4% and 20.5%, respectively. Differences between the Company’s effective income tax rate and the U.S. federal statutory rate of 21.0% are primarily due to the impact of research and development credits, permanent differences, and state taxes.

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

As of  June 30, 2024 and December 31, 2023, there were no outstanding borrowings under the revolving line of credit with Fifth Third Bank.

6.     Stockholders' Equity

Shares Outstanding

The following table presents a rollforward of outstanding shares for the periods indicated:

	Six Months Ended June 30, 2024			Year Ended December 31, 2023
	Common Stock Issued	Held in Treasury	Common Stock Outstanding	Common Stock Issued	Held in Treasury	Common Stock Outstanding
Shares, beginning of period	2,786,321	—	2,786,321	2,725,670	—	2,725,670
Stock-based compensation	12,548	—	12,548	69,597	—	69,597
Exercise of stock options	9,710	—	9,710	—	—	—
Shares withheld for income taxes	—	—	—	(8,946)	—	(8,946)
Shares, end of period	2,808,579	—	2,808,579	2,786,321	—	2,786,321

M-tron Industries, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

7.     Earnings per Share ("EPS")

The following table presents a reconciliation of Net income and shares used in calculating basic and diluted net income per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2024	2023	2024	2023
Numerator for EPS:
Net income	$1,744	$1,277	$3,230	$1,830

Denominator for EPS:
Weighted average shares outstanding - basic	2,728,599	2,697,696	2,723,293	2,688,065
Dilutive effects:
Stock options	—	—	107	—
Restricted stock	51,203	13,570	60,339	21,513
Weighted average shares outstanding - diluted	2,779,802	2,711,266	2,783,739	2,709,578

Income per common share:
Basic	$0.64	$0.47	$1.19	$0.68
Diluted	$0.63	$0.47	$1.16	$0.68

8.     Commitments and Contingencies

In the ordinary course of business, the Company and its subsidiaries may become defendants in certain product liability, patent infringement, worker claims and other litigation. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. The Company has no legal accrual for contingencies as of June 30, 2024.

9.     Other Financial Statement Information

Inventories, Net

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out ("FIFO") method. The Company reduces the value of its inventories to net realizable value when the net realizable value is believed to be less than the cost of the item.

The components of inventory as of  June 30, 2024 and December 31, 2023 are summarized below:

	June 30, 2024	December 31, 2023
Raw materials	$4,504	$4,368
Work in process	4,484	4,150
Finished goods	1,756	1,634
Total gross inventory	10,744	10,152
Reserve for excess and obsolete inventory	(1,403)	(1,268)
Inventories, net	$9,341	$8,884

Property, Plant and Equipment, Net

The components of property, plant and equipment as of  June 30, 2024 and December 31, 2023 are summarized below:

	June 30, 2024	December 31, 2023
Land	$536	$536
Buildings and improvements	5,321	5,216
Machinery and equipment	20,936	20,046
Gross property, plant and equipment	26,793	25,798
Less: Accumulated depreciation	(22,106)	(21,667)
Property, plant and equipment, net	$4,687	$4,131

M-tron Industries, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Intangible Assets, Net

The components of intangible assets as of  June 30, 2024 and December 31, 2023 are summarized below:

	June 30, 2024	December 31, 2023
Intellectual property	$1,226	$1,226
Goodwill	40	40
Gross intangible assets	1,266	1,266
Less: Accumulated amortization	(1,226)	(1,221)
Intangible assets, net	$40	$45

10.     Domestic and Foreign Revenues

Significant foreign revenues from operations (10% or more of foreign sales) for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Malaysia	$1,426	$1,581	$2,308	$3,160
Australia	645	386	1,419	593
Greece	—	264	388	408
Hungary	—	—	—	496
All other foreign countries	712	865	1,338	1,582
Total foreign revenues	$2,783	$3,096	$5,453	$6,239
Total domestic revenues	$9,025	$7,044	$17,540	$13,268

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

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the audited Consolidated and Combined Financial Statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2024. The terms the “Company,” “MtronPTI,” “MPTI,” “we,” “our” or “us” refer to M-tron Industries, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our Condensed Consolidated Financial Statements and the notes thereto.

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

Inflation and Changing Interest Rates

Inflation in the United States decreased from 6.4% as of December 31, 2022 to 3.4% as of December 31, 2023, which is still above the U.S. Federal Reserve's long-term target of 2.0%. Through the date of this Quarterly Report on Form 10-Q, inflation has further decreased to 3.0%. Although inflation is expected to continue to decrease in 2024, the continued higher inflationary conditions may have an adverse impact on our Manufacturing cost of sales along with Engineering, selling and administrative expenses, as these costs could increase at a rate higher than our revenue. The U.S. Federal Reserve raised the federal funds rate a total of four times throughout 2023, resulting in a range from 5.25% to 5.50% as of December 31, 2023. Through the date of this Quarterly Report on Form 10-Q, the Federal Reserve has maintained the federal funds rate in the same range as of December 31, 2023. It is expected that the U.S. Federal Reserve will continue to hold the federal funds rate steady or start to decrease it during 2024 to, among other things, control inflation; however, the timing of any such decrease remains unclear. As a result, we have increased the prices we charge our customers.

Results of Operations

Three months ended June 30, 2024 compared to three months ended June 30, 2023

The following table presents our Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Revenues	$11,808	$10,140	$1,668	16.4%
Costs and expenses:
Manufacturing cost of sales	6,307	5,921	386	6.5%
Engineering, selling and administrative	3,394	2,654	740	27.9%
Total costs and expenses	9,701	8,575	1,126	13.1%
Operating income	2,107	1,565	542	34.6%
Other income (expense):
Interest income (expense), net	44	(5)	49	980.0%
Other (expense) income, net	(5)	22	(27)	-122.7%
Total other income (expense), net	39	17	22	129.4%
Income before income taxes	2,146	1,582	564	35.7%
Income tax expense	402	305	97	31.8%
Net income	$1,744	$1,277	$467	36.6%

Total Revenues

Total revenues increased $1,668, or 16.4%, from $10,140 for the three months ended June 30, 2023 to $11,808 for the three months ended June 30, 2024 primarily due to continued strong defense program product and solution shipments.

Total Costs and Expenses

Total costs and expenses increased $1,126, or 13.1%, from $8,575 for the three months ended June 30, 2023 to $9,701 for the three months ended June 30, 2024. The increase is primarily due to a $740, or 27.9%, increase in Engineering, selling and administrative from $2,654 for the three months ended June 30, 2023 to $3,394 for the three months ended June 30, 2024 from higher research and development investment, higher sales commissions related to an increase in revenues, and an increase in administrative and corporate expenses consistent with the overall growth in the business.

Gross Margin

Gross margin (Revenues less Manufacturing cost of sales as a percentage of Revenues) increased 498 basis points from 41.6% for the three months ended June 30, 2023 to 46.6% for the three months ended June 30, 2024 reflecting higher revenues, improved production efficiencies due to previous investments, and an improved product mix to higher margin products.

Total Other Income (Expense), Net

Total Other income (expense), net increased $22, or 129.4%, from $17 for the three months ended June 30, 2023 to $39 for the three months ended June 30, 2024. The increase was primarily due to a $49, or 980.0%, increase in Interest income (expense), net from ($5) for the three months ended June 30, 2023 to $44 for the three months ended June 30, 2024 from higher interest income earned on investments in money market mutual funds. The increase was partially offset by a $27, or 122.7%, decrease in Other income (expense), net from $22 for the three months ended June 30, 2023 to ($5) for the three months ended June 30, 2024 primarily due to unfavorable currency movements.

Income Tax Expense

Income tax expense increased $97, or 31.8%, from $305 for the three months ended June 30, 2023 to $402 for the three months ended June 30, 2024 primarily due to the increase in Income before income taxes driven by the increase in revenues discussed above.

Six months ended June 30, 2024 compared to six months ended June 30, 2023

The following table presents our Condensed Consolidated Statements of Operations for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Revenues	$22,993	$19,507	$3,486	17.9%
Costs and expenses:
Manufacturing cost of sales	12,713	12,092	621	5.1%
Engineering, selling and administrative	6,384	5,089	1,295	25.4%
Total costs and expenses	19,097	17,181	1,916	11.2%
Operating income	3,896	2,326	1,570	67.5%
Other income (expense):
Interest income (expense), net	76	(7)	83	1185.7%
Other income (expense), net	37	(18)	55	305.6%
Total other income (expense), net	113	(25)	138	552.0%
Income before income taxes	4,009	2,301	1,708	74.2%
Income tax expense	779	471	308	65.4%
Net income	$3,230	$1,830	$1,400	76.5%

Total Revenues

Total revenues increased $3,486, or 17.9%, from $19,507 for the six months ended June 30, 2023 to $22,993 for the six months ended June 30, 2024 primarily due to continued strong defense program product and solution shipments.

Total Costs and Expenses

Total costs and expenses increased $1,916, or 11.2%, from $17,181 for the six months ended June 30, 2023 to $19,097 for the six months ended June 30, 2024. The increase is primarily due to a $1,295, or 25.4%, increase in Engineering, selling and administrative from $5,089 for the six months ended June 30, 2023 to $6,384 for the six months ended June 30, 2024 from higher research and development investment, higher sales commissions related to an increase in revenues, and an increase in administrative and corporate expenses consistent with the overall growth in the business.

Gross Margin

Gross margin (Revenues less Manufacturing cost of sales as a percentage of Revenues) increased 670 basis points from 38.0% for the six months ended June 30, 2023 to 44.7% for the six months ended June 30, 2024 reflecting higher revenues, improved production efficiencies due to previous investments, and an improved product mix to higher margin products.

Total Other Income (Expense), Net

Total Other income (expense), net increased $138, or 552.0%, from ($25) for the six months ended June 30, 2023 to $113 for the six months ended June 30, 2024.  The following items contributed to the overall increase:

•

a $83, or 1185.7%, increase in Interest income (expense), net from ($7) for the six months ended June 30, 2023 to $76 for the six months ended June 30, 2024 primarily due to interest income earned on investments in money market mutual funds.

•	a $55, or 305.6%, increase in Other income (expense), net from ($18) for the six months ended June 30, 2023 to $37 for the six months ended June 30, 2024 primarily due to favorable currency movements.

Income Tax Expense

Income tax expense increased $308, or 65.4%, from $471 for the six months ended June 30, 2023 to $779 for the six months ended June 30, 2024 primarily due to the increase in Income before income taxes driven by the increase in revenues discussed above.

Backlog

As of June 30, 2024, our order backlog was $45,322, a decrease of $2,509, or 5.2%, from $47,831 as of December 31, 2023 and a decrease of $6,269, or 12.2%, from $51,591 as of June 30, 2023. The decrease in backlog from December 31, 2023 reflects increased revenues along with the variability of our order intake due to the size and timing of large program-related orders.

Non-GAAP Financial Measures

To supplement our Condensed Consolidated Financial Statements presented on a GAAP basis, the Company presents its financial condition and results of operations in the way it believes will be most meaningful and representative of its business results. Some of the measurements the Company uses are "Non-GAAP financial measures" under SEC rules and regulations. The non-GAAP financial measures the Company presents are listed below and may not be comparable to similarly-named measures reported by other companies. The presentation of this additional information is not meant to be considered in isolation or as a substitute for net earnings or diluted earnings per share prepared in accordance with GAAP.

The Company uses the following operating performance measure because the Company believes it provides both management and investors with a more complete understanding of the underlying operational results and trends and our marketplace performance:

Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA") is derived by excluding the items set forth below from Income before income taxes. Excluded items include the following:

•	Interest income
•	Interest expense
•	Depreciation
•	Amortization
•	Non-cash stock-based compensation
•	Other discrete items that might have a significant impact on comparable GAAP measures and could distort the evaluation of our normal operating performance.

Reconciliation of GAAP Income Before Income Taxes to Non-GAAP Adjusted EBITDA

The following table presents a reconciliation of income before income taxes to Adjusted EBITDA, a non-GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2024	2023	2024	2023
Income before income taxes	$2,146	$1,582	$4,009	$2,301
Adjustments:
Interest expense (income)	(44)	5	(76)	7
Depreciation	220	190	439	385
Amortization	—	14	5	27
Total adjustments	176	209	368	419
EBITDA	2,322	1,791	4,377	2,720
Non-cash stock compensation	201	140	408	211
Excess Spin-off costs	—	—	—	28
Adjusted EBITDA	$2,523	$1,931	$4,785	$2,959

Adjusted EBITDA per common share:
Basic	$0.92	$0.72	$1.76	$1.10
Diluted	$0.91	$0.71	$1.72	$1.09

Weighted average shares outstanding:
Basic	2,728,599	2,697,696	2,723,293	2,688,065
Diluted	2,779,802	2,711,266	2,783,739	2,709,578

Three months ended June 30, 2024 compared to three months ended June 30, 2023

Adjusted EBITDA increased $592 from $1,931 for the three months ended June 30, 2023 to $2,523 for the three months ended June 30, 2024 primarily due to increased gross margins; continued containment of operating expenses other than strategic investments in research and development, resulting in higher income before taxes; higher depreciation; and higher stock-based compensation partially offset by higher interest income.

Six months ended June 30, 2024 compared to six months ended June 30, 2023

Adjusted EBITDA increased $1,826 from $2,959 for the six months ended June 30, 2023 to $4,785 for the six months ended June 30, 2024 primarily due to increased gross margins; continued containment of operating expenses other than strategic investments in research and development, resulting in higher income before taxes; higher depreciation; and higher stock-based compensation partially offset by higher interest income.

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

As of June 30, 2024 and December 31, 2023, Cash and cash equivalents were $6,501 and $3,913, respectively.

Cash Flow Activity

The following table presents the cash flow activity for the periods indicated:

	As of June 30,
(in thousands)	2024	2023
Cash and cash equivalents, beginning of period	$3,913	$926
Cash provided by operating activities	3,456	779
Cash used in investing activities	(995)	(302)
Cash provided by financing activities	127	(82)
Net change in cash and cash equivalents	2,588	395
Cash and cash equivalents, end of period	$6,501	$1,321

Operating Activities

Cash provided by operating activities was $3,456 for the six months ended June 30, 2024 compared to cash provided by operating activities of $779 for the six months ended June 30, 2023, an increase of $2,677, primarily due to the following:

•	Net income increased $1,400 from $1,830 for the six months ended June 30, 2023 to $3,230 for the six months ended June 30, 2024.
•	Stock-based compensation increased $197 from $211 for the six months ended June 30, 2023 to $408 for the six months ended June 30, 2024.
•	Net change in operating assets and liabilities increased $1,176 from ($1,694) for the six months ended June 30, 2023 to ($518) for the six months ended June 30, 2024.

Our working capital metrics and ratios were as follows:

(in thousands)	June 30, 2024	December 31, 2023
Current assets	$21,662	$18,187
Less: Current liabilities	4,713	4,384
Working capital	$16,949	$13,803

Current ratio	4.6	4.1

Management continues to focus on efficiently managing working capital requirements to match operating activity levels and will seek to deploy the Company’s working capital where it will generate the greatest returns.

Investing Activities

Cash used in investing activities was $995 for the six months ended June 30, 2024 compared to cash used in investing activities of $302 for the six months ended June 30, 2023, an increase of $693, primarily due to the purchase of equipment to support growth, next generation product development, and operational efficiencies during the six months ended June 30, 2024.

Financing Activities

Cash provided by financing activities was $127 for the six months ended June 30, 2024 compared to cash used in financing activities of $82 for the six months ended June 30, 2023, an increase of $209, primarily due to the exercise of stock options by an executive officer.

Capital Resources

We believe that existing cash and cash equivalents, marketable securities and cash generated from operations will provide sufficient liquidity to meet our ongoing working capital and capital expenditure requirements for the next 12 months from the date of this filing. At various times throughout the year and as of June 30, 2024 and December 31, 2023, some deposits held at financial institutions were in excess of federally insured limits. The Company has not experienced any losses related to these balances.

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

As of June 30, 2024 and December 31, 2023, there were no outstanding borrowings under the revolving line of credit with Fifth Third Bank.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2024 was conducted under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2024, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or to which our or their properties are subject.

Item 5.	Other Information

During the three months ended June 30, 2024, none of our directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K of the Exchange Act.

Item 6.	Exhibits

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K):

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

M-TRON INDUSTRIES, INC.
(Registrant)

Date: August 14, 2024	By:	/s/ Michael J. Ferrantino, Jr.
Michael J. Ferrantino, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Linda M. Biles
Linda M. Biles
Executive Vice President - Finance (Principal Financial Officer)