Form 10-Q
period 2024-09-30
M-tron Industries, Inc.
filed 2024-11-13
CIK 1902314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 31, 2024, the registrant had 2,865,849 shares of common stock, $0.01 par value per share, outstanding.

M-tron Industries, Inc.

Form 10-Q for the Period Ended September 30, 2024

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

M-tron Industries, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2024	2023	2024	2023
Revenues	$13,214	$10,888	$36,207	$30,395
Costs and expenses:
Manufacturing cost of sales	6,904	6,230	19,617	18,322
Engineering, selling and administrative	3,389	2,625	9,773	7,714
Total costs and expenses	10,293	8,855	29,390	26,036
Operating income	2,921	2,033	6,817	4,359
Other income (expense):
Interest income (expense), net	63	1	139	(6)
Other income (expense), net	24	12	61	(6)
Total other income (expense), net	87	13	200	(12)
Income before income taxes	3,008	2,046	7,017	4,347
Income tax expense	741	460	1,520	931
Net income	$2,267	$1,586	$5,497	$3,416

Income per common share:
Basic	$0.82	$0.59	$2.01	$1.27
Diluted	$0.81	$0.57	$1.97	$1.25

Weighted average shares outstanding:
Basic	2,751,924	2,703,840	2,729,803	2,693,400
Diluted	2,800,820	2,759,780	2,788,046	2,739,819

See accompanying Notes to the Condensed Consolidated Financial Statements.

M-tron Industries, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)	September 30, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$8,490	$3,913
Accounts receivable, net of reserves of $168 and $141, respectively	6,058	4,802
Inventories, net	9,553	8,884
Prepaid expenses and other current assets	555	588
Total current assets	24,656	18,187
Property, plant and equipment, net	4,887	4,131
Right-of-use lease asset	32	97
Intangible assets, net	40	45
Deferred income tax asset	1,894	1,835
Other assets	7	10
Total assets	$31,516	$24,305

Liabilities:
Current liabilities:
Accounts payable	$1,225	$1,300
Accrued compensation and commissions	2,785	2,196
Other accrued expenses	759	611
Income taxes payable	518	277
Total current liabilities	5,287	4,384
Long-term lease liability	9	26
Total liabilities	5,296	4,410

Commitments and Contingencies (Note 8)

Stockholders' equity:
Preferred stock ($0.01 par value; 5,000,000 shares authorized, none issued)	—	—
Common stock ($0.01 par value; 25,000,000 shares authorized; 2,814,579 and 2,786,321 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)	27	27
Additional paid-in capital	16,995	16,167
Retained earnings	9,198	3,701
Total stockholders' equity	26,220	19,895
Total liabilities and stockholders' equity	$31,516	$24,305

See accompanying Notes to the Condensed Consolidated Financial Statements.

M-tron Industries, Inc.

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance at June 30, 2024	$—	$27	$16,702	$6,931	$23,660
Net income	—	—	—	2,267	2,267
Adjustment to The LGL Group, Inc. transfer	—	—	—	—	—
Stock-based compensation expense	—	—	77	—	77
Exercise of stock options	—	—	216	—	216
Forfeiture of shares to pay taxes	—	—	—	—	—
Balance at September 30, 2024	$—	$27	$16,995	$9,198	$26,220

(in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance at June 30, 2023	$—	$27	$14,012	$2,042	$16,081
Net income	—	—	—	1,586	1,586
Adjustment to The LGL Group, Inc. transfer	—	—	—	—	—
Stock-based compensation expense	—	—	86	—	86
Exercise of stock options	—	—	—	—	—
Forfeiture of shares to pay taxes	—	—	—	—	—
Balance at September 30, 2023	$—	$27	$14,098	$3,628	$17,753

See accompanying Notes to the Condensed Consolidated Financial Statements.

M-tron Industries, Inc.

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance at December 31, 2023	$—	$27	$16,167	$3,701	$19,895
Net income	—	—	—	5,497	5,497
Adjustment to The LGL Group, Inc. transfer	—	—	—	—	—
Stock-based compensation expense	—	—	485	—	485
Exercise of stock options	—	—	343	—	343
Forfeiture of shares to pay taxes	—	—	—	—	—
Balance at September 30, 2024	$—	$27	$16,995	$9,198	$26,220

(in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance at December 31, 2022	$—	$27	$14,102	$212	$14,341
Net income	—	—	—	3,416	3,416
Adjustment to The LGL Group, Inc. transfer	—	—	(219)	—	(219)
Stock-based compensation expense	—	—	297	—	297
Exercise of stock options	—	—	—	—	—
Forfeiture of shares to pay taxes	—	—	(82)	—	(82)
Balance at September 30, 2023	$—	$27	$14,098	$3,628	$17,753

See accompanying Notes to the Condensed Consolidated Financial Statements.

M-tron Industries, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands, except share data)	2024	2023
Cash flows from operating activities:
Net income	$5,497	$3,416
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Depreciation	717	577
Amortization of finite-lived intangible assets	5	40
Stock-based compensation expense	485	297
Deferred income tax provision	(59)	41
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(1,256)	166
Increase in inventories, net	(669)	(1,444)
Decrease in prepaid expenses and other assets	36	258
Increase (decrease) in accounts payable, accrued compensation, income taxes and commissions and other	951	(1,078)
Total adjustments	210	(1,143)
Net cash provided by operating activities	5,707	2,273
Cash flows from investing activities:
Capital expenditures	(1,473)	(565)
Net cash used in investing activities	(1,473)	(565)
Cash flows from financing activities:
Forfeiture of shares to pay taxes	—	(82)
Proceeds from stock option exercise	343	—
Net cash provided by (used in) financing activities	343	(82)
Increase in cash and cash equivalents	4,577	1,626
Cash and cash equivalents at beginning of period	3,913	926
Cash and cash equivalents at end of period	$8,490	$2,552

Supplemental Disclosure:
Cash paid for interest	$7	$14
Cash paid for income taxes	$1,296	$1,032

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

The Company offers a complete line of both precision frequency control and spectrum control solutions including: radio frequency, microwave and millimeter wave filters; cavity, crystal, ceramic, lumped element and switched filters; high performance and high frequency oven-controlled crystal oscillators ("OCXO"), integrated phase-locked loops OCXOs, temperature-compensated crystal oscillators, voltage-controlled crystal oscillators, low jitter and harsh environment oscillators; crystal resonators, Integrated Microwave Assemblies ("IMA"); and state-of-the-art solid state power amplifier products. This uniquely positions MtronPTI to solve multiple problems on a customer's design and provides several areas for higher levels of integration.

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

2.     Summary of Significant Accounting Policies

During the three and nine months ended September 30, 2024, there were no material changes to our significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Annual Report") filed with the Securities and Exchange Commission (the "SEC") on March 25, 2024. For additional information, refer to Note B to the audited Consolidated and Combined Financial Statements in the 2023 Annual Report.

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

In the opinion of management, these Condensed Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments, including eliminations of material intercompany accounts and transactions) considered necessary for a fair statement of the results presented herein. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024.

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

M-tron Industries, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Research and Development Costs

Research and development costs are charged to operations as incurred. For the three and nine months ended September 30, 2024, research and development costs were approximately $714 and $2,029, respectively. For the three and nine months ended September 30, 2023, research and development costs were approximately $566 and $1,630. Such costs are included within Engineering, selling and administrative expenses on the Condensed Consolidated Statements of Operations.

Concentration Risks

For the three months ended September 30, 2024, the Company's largest and second largest customers accounted for $4,481, or 33.9%, and $2,582, or 19.5%, of the Company's Revenues, respectively. For the three months ended September 30, 2023, the Company's largest and second largest customers accounted for $3,738, or 34.3%, and $2,796, or 25.7%, of the Company’s Revenues, respectively.

For the nine months ended September 30, 2024, the Company's largest and second largest customers accounted for $13,808, or 38.1%, and $7,001, or 19.3%, of the Company's Revenues, respectively. For the nine months ended September 30, 2023, the Company's largest and second largest customers accounted for $8,795, or 28.9%, and $5,467, or 18.0%, of the Company's Revenues, respectively.

A significant portion of the Company's accounts receivable is concentrated with a relatively small number of customers. As of September 30, 2024, the Company's four largest customers accounted for approximately $4,268, or 68.6%, of gross accounts receivable. As of December 31, 2023, four of the Company's largest customers accounted for approximately $3,774, or 76.4%, of gross accounts receivable. The Company carefully evaluates the creditworthiness of its customers in deciding to extend credit. As a result, the Company has experienced very low historical bad debt expense and believes the related risk to be minimal.

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

We performed an assessment to determine if there were any indicators of impairment as of September 30, 2024 and December 31, 2023. We concluded that, while there were events and circumstances in the macro-environment that did impact us, we did not experience any entity-specific indicators of asset impairment and no triggering events occurred.

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

The following tables summarize income and expenses from transactions with related parties for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024		2023
	Income	Expense	Income	Expense
GAMCO Investors, Inc.	$64	$—	$—	$—
The LGL Group, Inc.	12	27	12	—
Total	$76	$27	$12	$—

	Nine Months Ended September 30,
	2024		2023
	Income	Expense	Income	Expense
GAMCO Investors, Inc.	$143	$—	$—	$—
The LGL Group, Inc.	36	80	36	28
Total	$179	$80	$36	$28

The following table summarizes assets and liabilities with related parties as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
GAMCO Investors, Inc.	$6,658	$—	$2,765	$—
The LGL Group, Inc.	34	—	—	—
Total	$6,692	$—	$2,765	$—

The material agreements whereby the Company generates revenues and expenses with affiliated entities are discussed below:

Investment Activity with GAMCO Investors, Inc.

Certain balances are held and invested in U.S. Treasury funds managed or advised by GAMCO Investors, Inc. or one of its subsidiaries (collectively, "GAMCO" or the "Fund Manager"), which is related to the Company through certain of our shareholders. For the three and nine months ended September 30, 2024, the Company paid the Fund Manager a fund management fee of approximately 8 basis points annually of the asset balances under management. For the three and nine months ended September 30, 2023, the Company did not pay the Fund Manager a fund management fee as no assets were under management. The fund management fees are not paid directly by the Company and are deducted prior to the fund striking its net asset value ("NAV").

As of September 30, 2024 and December 31, 2023, the balance with the Fund Manager was $6,658 and $2,765, respectively, all of which was classified within Cash and cash equivalents on the Condensed Consolidated Balance Sheets.

For the three and nine months ended September 30, 2024, the Company earned income on its investments with the Fund Manager totaling $64 and $143, respectively, all of which was included in Interest income on the Condensed Consolidated Statements of Operations.

For the three and nine months ended September 30, 2023, the Company did not earn any income on its investments with the Fund Manager.

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

For the three months ended September 30, 2024 and 2023, LGL Group paid the Company $12 under the terms of the MtronPTI TSA, which were recorded in Other income (expense), net on the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2024 and 2023, LGL Group paid the Company $36 under the terms of the MtronPTI TSA, which were recorded in Other income (expense), net on the Condensed Consolidated Statements of Operations.

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

For the three and nine months ended September 30, 2024 and 2023, no taxes related to the Distribution have been recorded in the Condensed Consolidated Financial Statements.

Other Transactions

MtronPTI and LGL Group agreed to share the salaries and benefits related to certain employees incurred by LGL Group. For the three and nine months ended September 30, 2024, the Company reimbursed LGL Group $27 and $80, respectively, of the salaries and benefits of certain employees, which represents 50% of those costs and were recorded in Engineering, selling and administrative on the Condensed Consolidated Statements of Operations.

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

The effective tax rate for the three months ended September 30, 2024 and 2023 was 24.6% and 22.5%, respectively. The effective tax rate for the nine months ended September 30, 2024 and 2023 was 21.7% and 21.4%, respectively. Differences between the Company’s effective income tax rate and the U.S. federal statutory rate of 21.0% are primarily due to the impact of research and development credits, permanent differences, and state taxes.

5.     Revolving Credit Agreement

On June 15, 2022, MtronPTI entered into a loan agreement (the "Loan Agreement") for a revolving line of credit with Fifth Third Bank, National Association ("Fifth Third Bank"), for up to $5,000 bearing interest at the Secured Overnight Financing Rate ("SOFR") plus a margin of 2.25%, with a SOFR floor of 0.00%. The Loan Agreement has a maturity date of June 15, 2025 and contains various affirmative and negative covenants that are customary for lines of credit and transactions of this type, including limitations on the incurrence of debt and liabilities, as well as financial reporting requirements. The Loan Agreement also imposes certain financial covenants based on Debt Service Coverage Ratio, Current Ratio, and the Ratio of Total Liabilities to Total Net Worth (as such terms are defined in the Loan Agreement). All loans pursuant to the Loan Agreement will be secured by a continuing and unconditional first priority security interest in and to any and all property of the Company.

As of September 30, 2024 and December 31, 2023, there were no outstanding borrowings under the revolving line of credit with Fifth Third Bank.

M-tron Industries, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

6.     Stockholders' Equity

Shares Outstanding

The following table presents a rollforward of outstanding shares for the periods indicated:

	Nine Months Ended September 30, 2024			Year Ended December 31, 2023
	Common Stock Issued	Held in Treasury	Common Stock Outstanding	Common Stock Issued	Held in Treasury	Common Stock Outstanding
Shares, beginning of period	2,786,321	—	2,786,321	2,725,670	—	2,725,670
Stock-based compensation	12,548	—	12,548	69,597	—	69,597
Exercise of stock options	15,710	—	15,710	—	—	—
Shares withheld for income taxes	—	—	—	(8,946)	—	(8,946)
Shares, end of period	2,814,579	—	2,814,579	2,786,321	—	2,786,321

7.     Earnings per Share ("EPS")

The following table presents a reconciliation of Net income and shares used in calculating basic and diluted net income per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2024	2023	2024	2023
Numerator for EPS:
Net income	$2,267	$1,586	$5,497	$3,416

Denominator for EPS:
Weighted average shares outstanding - basic	2,751,924	2,703,840	2,729,803	2,693,400
Dilutive effects (a):
Stock options	—	9,710	71	9,710
Restricted stock	48,896	46,230	58,172	36,709
Weighted average shares outstanding - diluted	2,800,820	2,759,780	2,788,046	2,739,819

Income per common share:
Basic	$0.82	$0.59	$2.01	$1.27
Diluted	$0.81	$0.57	$1.97	$1.25
(a)

For the three and nine months ended September 30, 2024, weighted average shares used for calculating earnings per share excludes stock options to purchase 180,753 and 182,077 common shares, respectively, because the effect of including those common shares in the calculation would have been anti-dilutive.

8.     Commitments and Contingencies

In the ordinary course of business, the Company and its subsidiaries may become defendants in certain product liability, patent infringement, worker claims and other litigation. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. The Company has no legal accrual for contingencies as of September 30, 2024 and December 31, 2023.

9.     Other Financial Statement Information

Inventories, Net

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out ("FIFO") method. The Company reduces the value of its inventories to net realizable value when the net realizable value is believed to be less than the cost of the item.

The components of inventory as of September 30, 2024 and December 31, 2023 are summarized below:

	September 30, 2024	December 31, 2023
Raw materials	$4,574	$4,368
Work in process	4,737	4,150
Finished goods	1,701	1,634
Total gross inventory	11,012	10,152
Reserve for excess and obsolete inventory	(1,459)	(1,268)
Inventories, net	$9,553	$8,884

M-tron Industries, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Property, Plant and Equipment, Net

The components of property, plant and equipment as of September 30, 2024 and December 31, 2023 are summarized below:

	September 30, 2024	December 31, 2023
Land	$536	$536
Buildings and improvements	5,321	5,216
Machinery and equipment	21,414	20,046
Gross property, plant and equipment	27,271	25,798
Less: Accumulated depreciation	(22,384)	(21,667)
Property, plant and equipment, net	$4,887	$4,131

Intangible Assets, Net

The components of intangible assets as of September 30, 2024 and December 31, 2023 are summarized below:

	September 30, 2024	December 31, 2023
Intellectual property	$1,226	$1,226
Goodwill	40	40
Gross intangible assets	1,266	1,266
Less: Accumulated amortization	(1,226)	(1,221)
Intangible assets, net	$40	$45

10.     Domestic and Foreign Revenues

Significant foreign revenues from operations (10% or more of foreign sales) for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Malaysia	$1,533	$1,039	$3,841	$4,199
Australia	528	336	1,947	929
Greece	606	—	994	408
Hungary	—	—	—	496
All other foreign countries	642	628	1,980	2,210
Total foreign revenues	$3,309	$2,003	$8,762	$8,242
Total domestic revenues	$9,905	$8,885	$27,445	$22,153

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

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the audited Consolidated and Combined Financial Statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the "SEC") on March 25, 2024. The terms the "Company," "MtronPTI," "MPTI," "we," "our" or "us" refer to M-tron Industries, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our Condensed Consolidated Financial Statements and the notes thereto.

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

Trends and Uncertainties

We are not aware of any material trends or uncertainties, other than national economic conditions affecting our industry generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on our revenues or income other than the risk factors disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 25, 2024.

Results of Operations

Three months ended September 30, 2024 compared to three months ended September 30, 2023

The following table presents our Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Revenues	$13,214	$10,888	$2,326	21.4%
Costs and expenses:
Manufacturing cost of sales	6,904	6,230	674	10.8%
Engineering, selling and administrative	3,389	2,625	764	29.1%
Total costs and expenses	10,293	8,855	1,438	16.2%
Operating income	2,921	2,033	888	43.7%
Other income:
Interest income, net	63	1	62	6,200.0%
Other income, net	24	12	12	100.0%
Total other income, net	87	13	74	569.2%
Income before income taxes	3,008	2,046	962	47.0%
Income tax expense	741	460	281	61.1%
Net income	$2,267	$1,586	$681	42.9%

Total Revenues

Total revenues increased $2,326, or 21.4%, from $10,888 for the three months ended September 30, 2023 to $13,214 for the three months ended September 30, 2024 primarily due to continued strong defense program product and solution shipments.

Total Costs and Expenses

Total costs and expenses increased $1,438, or 16.2%, from $8,855 for the three months ended September 30, 2023 to $10,293 for the three months ended September 30, 2024. The following items contributed to the overall increase:

•

a $674, or 10.8%, increase in Manufacturing cost of sales from $6,230 for the three months ended September 30, 2023 to $6,904 for the three months ended September 30, 2024 driven by sales of higher margin products; and

•

a $764, or 29.1%, increase in Engineering, selling and administrative from $2,625 for the three months ended September 30, 2023 to $3,389 for the three months ended September 30, 2024 driven by increased investment in research and development, which should lead to additional product design wins in the future, resulting in additional revenue; increased sales commissions and bonus accruals consistent with the increase in revenues; and an increase in administrative and corporate expenses consistent with the overall growth in the business.

Gross Margin

Gross margin (Revenues less Manufacturing cost of sales as a percentage of Revenues) increased 500 basis points from 42.8% for the three months ended September 30, 2023 to 47.8% for the three months ended September 30, 2024 reflecting higher revenues, improved production efficiencies, and a higher margin product mix.

Total Other Income (Expense), Net

Total Other income (expense), net increased $74, or 569.2%, from $13 for the three months ended September 30, 2023 to $87 for the three months ended September 30, 2024. The increase was primarily due to a $62, or 6,200.0%, increase in Interest income (expense), net from $1 for the three months ended September 30, 2023 to $63 for the three months ended September 30, 2024 from higher interest income earned on investments in money market mutual funds.

Income Tax Expense

Income tax expense increased $281, or 61.1%, from $460 for the three months ended September 30, 2023 to $741 for the three months ended September 30, 2024 primarily due to the increase in Income before income taxes driven by the increase in revenues discussed above.

Nine Months ended September 30, 2024 compared to nine months ended September 30, 2023

The following table presents our Condensed Consolidated Statements of Operations for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Revenues	$36,207	$30,395	$5,812	19.1%
Costs and expenses:
Manufacturing cost of sales	19,617	18,322	1,295	7.1%
Engineering, selling and administrative	9,773	7,714	2,059	26.7%
Total costs and expenses	29,390	26,036	3,354	12.9%
Operating income	6,817	4,359	2,458	56.4%
Other income (expense):
Interest income (expense), net	139	(6)	145	2,416.7%
Other income (expense), net	61	(6)	67	1,116.7%
Total other income (expense), net	200	(12)	212	1,766.7%
Income before income taxes	7,017	4,347	2,670	61.4%
Income tax expense	1,520	931	589	63.3%
Net income	$5,497	$3,416	$2,081	60.9%

Total Revenues

Total revenues increased $5,812, or 19.1%, from $30,395 for the nine months ended September 30, 2023 to $36,207 for the nine months ended September 30, 2024 primarily due to continued strong defense program product and solution shipments.

Total Costs and Expenses

Total costs and expenses increased $3,354, or 12.9%, from $26,036 for the nine months ended September 30, 2023 to $29,390 for the nine months ended September 30, 2024. The following items contributed to the overall increase:

•

a $1,295, or 7.1% , increase in Manufacturing cost of sales from $18,322 for the nine months ended September 30, 2023 to $19,617 for the nine months ended September 30, 2024 driven by sales of higher margin products; and

•

a $2,059, or 26.7%, increase in Engineering, selling and administrative from $7,714 for the nine months ended September 30, 2023 to $9,773 for the nine months ended September 30, 2024 primarily due to higher research and development investment and an increase in administrative and corporate expenses to support the growth in revenues.

Gross Margin

Gross margin (Revenues less Manufacturing cost of sales as a percentage of Revenues) increased 610 basis points from 39.7% for the nine months ended September 30, 2023 to 45.8% for the nine months ended September 30, 2024 reflecting higher revenues, improved production efficiencies, and a higher margin product mix.

Total Other Income (Expense), Net

Total Other income (expense), net increased $212, or 1,766.7%, from ($12) for the nine months ended September 30, 2023 to $200 for the nine months ended September 30, 2024. The following items contributed to the overall increase:

•

a $145, or 2,416.7%, increase in Interest income (expense), net from ($6) for the nine months ended September 30, 2023 to $139 for the nine months ended September 30, 2024 primarily due to interest income earned on investments in money market mutual funds; and

•

a $67, or 1,116.7%, increase in Other income (expense), net from ($6) for the nine months ended September 30, 2023 to $61 for the nine months ended September 30, 2024 primarily due to favorable currency movements.

Income Tax Expense

Income tax expense increased $589, or 63.3%, from $931 for the nine months ended September 30, 2023 to $1,520 for the nine months ended September 30, 2024 primarily due to the increase in Income before income taxes driven by the increase in revenues discussed above.

Backlog

As of September 30, 2024, our order backlog was $39,763, a decrease of $8,068, or 16.9%, from $47,831 as of December 31, 2023 and a decrease of $10,517, or 20.9%, from $50,280 as of September 30, 2023. The decrease in backlog from December 31, 2023 reflects the continued strategy and focus on securing large, long duration program centric business, which can materially affect backlog due to the timing and size of these orders.

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

The Company uses the following operating performance measure because the Company believes it provides both management and investors with a more complete understanding of the underlying operational results and trends and our marketplace performance as well as a more accurate view of the Company's ability to generate cash profits:

Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA") is derived by excluding the items set forth below from Income before income taxes. Excluded items include the following:

•	Interest income
•	Interest expense
•	Depreciation
•	Amortization
•	Non-cash stock-based compensation
•	Other discrete items that might have a significant impact on comparable GAAP measures and could distort the evaluation of our normal operating performance.

Reconciliation of GAAP Income Before Income Taxes to Non-GAAP Adjusted EBITDA

The following table presents a reconciliation of income before income taxes to Adjusted EBITDA, a non-GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2024	2023	2024	2023
Income before income taxes	$3,008	$2,046	$7,017	$4,347
Adjustments:
Interest expense (income)	(63)	(1)	(139)	6
Depreciation	278	192	717	577
Amortization	—	13	5	40
Total adjustments	215	204	583	623
EBITDA	3,223	2,250	7,600	4,970
Non-cash stock compensation	77	86	485	297
Excess Spin-off costs	—	—	—	28
Adjusted EBITDA	$3,300	$2,336	$8,085	$5,295

Adjusted EBITDA per common share:
Basic	$1.20	$0.86	$2.96	$1.97
Diluted	$1.18	$0.85	$2.90	$1.93

Weighted average shares outstanding:
Basic	2,751,924	2,703,840	2,729,803	2,693,400
Diluted	2,800,820	2,759,780	2,788,046	2,739,819

Three months ended September 30, 2024 compared to three months ended September 30, 2023

Adjusted EBITDA increased $964 from $2,336 for the three months ended September 30, 2023 to $3,300 for the three months ended September 30, 2024 primarily due to improved gross margins and continued containment of operating expenses, resulting in higher income before taxes; higher depreciation; and higher stock-based compensation partially offset by higher interest income.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023

Adjusted EBITDA increased $2,790 from $5,295 for the nine months ended September 30, 2023 to $8,085 for the nine months ended September 30, 2024 primarily due to higher gross margins and continued containment of operating expenses, resulting in higher income before taxes; higher depreciation; and higher stock-based compensation partially offset by higher interest income.

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

As of September 30, 2024 and December 31, 2023, Cash and cash equivalents were $8,490 and $3,913, respectively.

Cash Flow Activity

The following table presents the cash flow activity for the periods indicated:

	As of September 30,
(in thousands)	2024	2023
Cash and cash equivalents, beginning of period	$3,913	$926
Cash provided by operating activities	5,707	2,273
Cash used in investing activities	(1,473)	(565)
Cash provided by financing activities	343	(82)
Net change in cash and cash equivalents	4,577	1,626
Cash and cash equivalents, end of period	$8,490	$2,552

Operating Activities

Cash provided by operating activities was $5,707 for the nine months ended September 30, 2024 compared to cash provided by operating activities of $2,273 for the nine months ended September 30, 2023, an increase of $3,434, primarily due to the following:

•	Net income increased $2,081 from $3,416 for the nine months ended September 30, 2023 to $5,497 for the nine months ended September 30, 2024;
•	Depreciation increased $140 from $577 for the nine months ended September 30, 2023 to $717 for the nine months ended September 30, 2024;
•	Stock-based compensation increased $188 from $297 for the nine months ended September 30, 2023 to $485 for the nine months ended September 30, 2024; and
•	Net change in operating assets and liabilities increased $1,160 from ($2,098) for the nine months ended September 30, 2023 to ($938) for the nine months ended September 30, 2024.

Our working capital metrics and ratios were as follows:

(in thousands)	September 30, 2024	December 31, 2023
Current assets	$24,656	$18,187
Less: Current liabilities	5,287	4,384
Working capital	$19,369	$13,803

Current ratio	4.7	4.1

Management continues to focus on efficiently managing working capital requirements to match operating activity levels and will seek to deploy the Company’s working capital where it will generate the greatest returns.

Investing Activities

Cash used in investing activities was $1,473 for the nine months ended September 30, 2024 compared to cash used in investing activities of $565 for the nine months ended September 30, 2023, an increase of $908, primarily due to the purchase of equipment to support growth, next generation product development, and operational efficiencies during the nine months ended September 30, 2024.

Financing Activities

Cash provided by financing activities was $343 for the nine months ended September 30, 2024 compared to cash used in financing activities of $82 for the nine months ended September 30, 2023, an increase of $425, primarily due to the exercise of stock options.

Capital Resources

We believe that existing cash and cash equivalents, marketable securities and cash generated from operations will provide sufficient liquidity to meet our ongoing working capital and capital expenditure requirements for the next 12 months from the date of this filing. At various times throughout the year and as of September 30, 2024 and December 31, 2023, some deposits held at financial institutions were in excess of federally insured limits. The Company has not experienced any losses related to these balances.

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

As of September 30, 2024 and December 31, 2023, there were no outstanding borrowings under the revolving line of credit with Fifth Third Bank.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2024 was conducted under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2024, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or to which our or their properties are subject.

Item 5.	Other Information

During the three months ended September 30, 2024, none of our directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K of the Exchange Act.

Item 6.	Exhibits

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K):

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

M-TRON INDUSTRIES, INC.
(Registrant)

Date: November 13, 2024	By:	/s/ Michael J. Ferrantino, Jr.
Michael J. Ferrantino, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2024	By:	/s/ Cameron Pforr
Cameron Pforr
Chief Financial Officer (Principal Financial Officer)