Form 10-K
period 2024-12-31
M-tron Industries, Inc.
filed 2025-03-27
CIK 1902314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

As of June 30, 2024, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $79,576,325.

The number of outstanding shares of the registrant's common stock was 2,911,165 as of March 14, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant	Form 10-K Reference Locations
Portions of the registrant's definitive proxy statement for the 2025 Annual Meeting of Stockholders	Part III, Items 10, 11, 12, 13, and 14

M-TRON INDUSTRIES, INC.

Form 10-K for the year ended December 31, 2024

PART I

Cautionary Note Concerning Forward-Looking Statements

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

Item 1.	Business

In this Annual Report on Form 10-K, the terms "Mtron," the "Company," "we," "us," and "our" refer collectively to M-tron Industries, Inc. and its subsidiaries. Unless otherwise stated, all dollar amounts are in thousands.

General

Originally founded in 1965, M-tron Industries, Inc. is engaged in the designing, manufacturing and marketing of highly engineered, high reliability frequency and spectrum control products used to control the frequency or timing of signals in electronic circuits in various applications. Mtron's primary markets are aerospace and defense, space, and avionics.

Our component-level devices and integrated modules are used extensively in electronic systems for applications in aerospace and defense, avionics, satellites, global positioning systems, down-hole drilling, medical systems, instrumentation, and industrial devices. As an engineering-centric company, Mtron provides close support to the customer throughout its products' entire life cycles, including product design, prototyping, production and subsequent product upgrades and maintenance. This collaborative approach has resulted in the development and growth of long-standing business relationships with its customers.

The Company has manufacturing facilities in Orlando, Florida; Yankton, South Dakota; and Noida, India. The Company also has a sales office in Hong Kong. All of Mtron's production facilities are International Organization for Standardization ("ISO") 9001:2015 certified (the international standard for creating a quality management system) and Restriction of Hazardous Substances ("RoHS") compliant. In addition, its U.S. production facilities in Orlando and Yankton are International Traffic in Arms Regulations ("ITAR") registered and International Aerospace Quality Group AS9100 Rev D certified and our Yankton, South Dakota production facility is Military Standard ("MIL-STD") 790 certified. Mtron's production facility in India operates under a Manufacturing License Agreement ("MLA") issued by the U.S. Department of State.

We maintain our executive offices at 2525 Shader Road, Orlando, Florida 32804. Our telephone number is (407) 298-2000.

Our common stock is traded on the NYSE American ("NYSE") under the symbol "MPTI."

Mtron's Separation

On October 7, 2022, the separation of the Mtron business from The LGL Group, Inc. ("LGL" or "LGL Group") was completed (the "Separation") and the Company became an independent, publicly traded company trading on the NYSE American under the stock symbol "MPTI."

Business Strategy

Our objective is to deliver long-term growth to our stockholders and maximize stockholder value. Mtron employs a market-based approach of designing and offering new products to its customers through both organic research and development, and through strategic partnerships, joint ventures, acquisitions, or mergers. We seek to leverage our core strength as an engineering leader to expand client access, add new capabilities and continue to diversify our product offerings. We believe that successful execution of this strategy will lead to a transformation of our product portfolio towards multi-component integrated offerings, longer product life cycles, better margins and an improved competitive position.

Business Segment

The Company conducts its business through one business segment: Electronic Components, which includes all products manufactured and sold by Mtron.

Products

Mtron's portfolio is divided into three product groupings: Frequency Control, Spectrum Control and Integrated Microwave Assemblies (Solutions), and has expanded from primarily crystal-based components to include higher levels of integration, advanced materials science, cavity-based products, and various types of compensation methods employing integrated circuits and other methods to create products geared for applications that require high reliability in harsh environments. These products are differentiated by their precise level of accuracy, stability over time and within harsh environments, and very low phase noise.

Frequency Control

Mtron's Frequency Control product group includes a broad portfolio of quartz crystal resonators, clock oscillators, voltage-controlled crystal oscillator ("VCXO"), temperature-compensated crystal oscillator ("TCXO"), oven-controlled crystal oscillator ("OCXO"), and temperature-compensated voltage-controlled crystal oscillator ("TCVCXO") devices which meet some of the tightest specifications, including Institute of Electrical and Electronics Engineers ("IEEE") 1588 standards. These devices may be based on quartz, quartz micro-electromechanical systems ("MEMS") or advanced materials science designed to achieve higher performance levels than quartz. Mtron's products offer high reliability over a wide temperature range and are well-suited for harsh environments, including shock and vibration-resistant oscillators with low-g sensitivity. These products are designed for applications within aerospace and defense, avionics, and industrial markets.

Spectrum Control

Mtron's Spectrum Control product group includes a wide array of radio frequency ("RF"), microwave and millimeter wave filters and diplexers covering a frequency range from 1 MHz to 30 GHz, and solid-state power amplifiers covering a frequency range from 300 MHz to 26 GHz, with power output from 10 Watts to 10kW. Filter devices include crystal, ceramic, LC, planar, combline, cavity, interdigital and metal insert waveguide, as well as switched filter arrays and RF subsystems. Power amplifiers add active devices to Mtron's portfolio and include gallium nitride ("GaN"), gallium arsenide ("GaAS") field-effect transistors ("FET"), laterally-diffused metal-oxide semiconductors ("LDMOS") and chip and wire technologies in narrow or broadband, module or rack-mounted packages. These products are employed in applications within the commercial and military aerospace and defense, space, avionics, and industrial markets.

Integrated Microwave Assembly

Mtron’s Integrated Microwave Assembly ("IMA") products brings over 60 years of expert crystal, filter and oscillator design experience to our Custom Multi-Functional Modules ("MFM") and Integrated Microwave Assemblies. Spanning frequencies from 10MHz to 50GHz, components such as filters, low noise amplifiers, couplers, attenuators, switches, circulators, oscillators, multipliers, phase lock loops, mixers, digitally tuned oscillators, voltage-controlled oscillators, and phase shifters, all with associated control circuitry, are integrated into one exceptional Size, Weight and Power at a competitive Cost ("SWaP-C") assembly. Design, assembly, test and integration along with component design and manufacturing is done at Mtron’s AS9100 D, ISO9001:2025 certified facilities. These products are designed for both extreme aerospace and defense and avionics requirements as well as industrial markets.

New Product Development

New product development continues to be a key focus for Mtron as we continue to push our roadmap to meet the needs of our served markets at an attractive price point. Within the Frequency Control product group, design efforts are focused on smaller packages, lower power, lower phase noise and use of new materials to provide compensation and harsh environment performance that surpasses customer requirements. The Spectrum Control product group seeks to develop higher power handling and higher frequency along with higher levels of integration and a range of integrated products within the RF subsystem. The IMA product group designs and develops solutions using the same circuit, electromagnetic, mechanical, thermal, and stress analysis tools as our customers, which allows Mtron’s MFM and IMA design synthesis to be effortlessly integrated into the customer’s system synthesis at early stages in the development process. This design collaboration essentially makes Mtron’s design team an extension of the customer, so our customer’s resources can focus on their areas of expertise, resulting in a shortened design cycle and a faster time to market. The IMA product group also reviews all build-to-print opportunities, utilizing all our in-house assembly and test capabilities to competitively support this service.

Major Markets

The following table provides a breakdown of revenues by end-market as a percent of consolidated revenues:

	2024	2023
Aerospace and Defense	67.3%	55.5%
Avionics	21.7%	24.9%
Industrial	6.6%	14.3%
Space	4.4%	5.3%
	100.0%	100.0%

Customers

We primarily work directly with original equipment manufacturers ("OEMs") to define the appropriate solutions for their unique applications, including the design of custom parts with unique part numbers. Actual sales of production parts may be directly to the OEM or through either its designated contract manufacturers or franchised distributors of our products. As a result, we have highly skilled sales engineers who work directly with the designers and program managers at their OEMs providing a high-level of engineering support at all points within the process.

The table below presents the concentration of revenue of the Company's customers for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024		2023
(in thousands)	$	%	$	%
Customer 1	$18,145	37.0%	$12,921	31.4%
Customer 2	8,522	17.4%	7,822	19.0%
Customer 3	2,977	6.1%	2,510	6.1%
Customer 4	2,542	5.2%	2,267	5.5%
Top 4 largest customers	32,186	65.7%	25,520	62.0%
All other (a)	16,826	34.3%	15,648	38.0%
Total revenues	$49,012	100.0%	$41,168	100.0%
(a)	Comprised of approximately 113 and 118 customers for the years ended December 31, 2024 and 2023, respectively

The loss of any of these customers, or a decrease in their demand for our products, could have a material adverse effect on our results.

The table below presents the concentration of accounts receivable of the Company's customers as of December 31, 2024 and 2023:

	December 31,
	2024		2023
(in thousands)	$	%	$	%
Customer 1	$2,100	29.9%	$2,128	43.1%
Customer 2	1,360	19.4%	852	17.2%
Customer 3	795	11.3%	483	9.8%
Customer 4	393	5.6%	311	6.3%
Top 4 largest customers	4,648	66.2%	3,774	76.4%
All other (a)	2,376	33.8%	1,169	23.6%
Total accounts receivable, gross	$7,024	100.0%	$4,943	100.0%
(a)	Comprised of approximately 54 and 47 customers as of December 31, 2024 and 2023, respectively

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

Competition

We design, manufacture and market products for the generation, synchronization and control of time and frequency as well as spectrum control products. There are numerous domestic and international manufacturers who are capable of providing custom-designed products comparable in quality and performance to our products. Our competitive strategy begins with our focus on niche markets where highly engineered performance and reliability are the major requirements.

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

Research and development expense was $2,809 and $2,216 for the years ended December 31, 2024 and 2023, respectively, and will remain a significant part of the Company's efforts to continually enhance its intellectual property position.

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

International Revenues

Our international revenues were $11,029 in 2024, or 22.5% of total consolidated revenues, compared to $11,064, or 26.9% of total consolidated revenues, in 2023. In both 2024 and 2023, these revenues were derived mainly from contract manufacturer customers in Asia, with significant sales in Malaysia. We avoid significant currency exchange risk by transacting and settling substantially all of our international sales in United States dollars.

Seasonality

Our business is not seasonal, although shipment schedules may be affected by the production schedules of our customers, or their contract manufacturers based on regional practices or customs.

Order Backlog

Our order backlog was $47,239 and $47,831 as of December 31, 2024 and 2023, respectively. The backlog of unfilled orders includes amounts based on signed contracts and purchase orders. Although backlog represents only firm orders that are considered likely to be fulfilled primarily within the 12 to 24 months following receipt of the order, cancellations or scope adjustments may and do occur.

Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost. We expect to fill the vast majority of our order backlog as of December 31, 2024 during 2025 and 2026, but cannot provide assurances as to what portion of the order backlog will be fulfilled in any given year.

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

From time to time, we may also be subject to U.S. Government investigations relating to our or our customers' operations and products and are expected to perform in compliance with a vast array of federal laws, including the Truth in Negotiations Act, the False Claims Act, the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, and the Foreign Corrupt Practices Act. We or our customers may be subject to reductions of the value of contracts, contract modifications or termination, and the assessment of penalties and fines, which could negatively impact our results of operations and financial condition, or result in a diminution in revenue from our customers, if we or our customers are found to have violated the law or are indicted or convicted for violations of federal laws related to government security regulations, employment practices or protection of the environment, or are found not to have acted responsibly as defined by the law. Such convictions or actions could also result in suspension or debarment from serving as a supplier to government contractors for some period of time. Such convictions or actions could have a material adverse effect on us and our operating results. The costs of cooperating with or complying with such audits or investigations may also adversely impact our financial results.

Our manufacturing operations, products, and/or product packaging are subject to environmental laws and regulations governing air emissions, wastewater discharges, and the handling, disposal and remediation of hazardous substances, waste and other chemicals. In addition, more stringent environmental regulations may be enacted in the future, both within the United States and internationally, and we cannot presently determine the modifications, if any, in our operations that any future regulations might require, or the cost of compliance that would be associated with such regulations. To date, capital expenditures, earnings and competitive position of the Company have not been materially affected by compliance with current federal, state, and local laws and regulations (domestic and foreign) relating to the protection of the environment. However, we cannot predict the effect of future laws and regulations.

Human Capital Management

As of December 31, 2024, we employed 396 people, including 226 full-time and 20 part-time employees, along with 150 contractors.

The following table summarizes our employees by employment type and geographic location:

	Full-Time	Part-Time	Contractors	Total
United States:
Orlando, Florida	186	16	2	204
Yankton, South Dakota	28	4	—	32
Total United States	214	20	2	236
International:
Hong Kong	3	—	—	3
Noida, India	9	—	148	157
Total International	12	—	148	160
Total	226	20	150	396

None of the Company's employees are represented by a labor union and the Company considers its relationships with employees to be good.

As an engineered products and solutions company, a significant number of our workforce consists of degreed engineers providing expertise in product design and process development.

Available Information

The Company's internet address is www.mtronpti.com. Information on or accessible through our website is not deemed to be incorporated into this Report. Website references in this Report are merely textual references. The Company makes available, free of charge through its website, copies of the Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed with or furnished  to the Securities and Exchange Commission (the "SEC") pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after those reports are filed with or furnished to the SEC. The contents of our website are not incorporated by reference into this Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Item 1A.	Risk Factors

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

Unless otherwise stated, all dollar amounts are in thousands.

Summary Risk Factors

Risks Related to our Business and Industry

•	Macroeconomic fluctuations may harm our business, results of operations and stock price
•	Our variable rate indebtedness subjects us to interest rate risk and could cause our debt service obligations to increase significantly.
•	We are dependent on a single line of business.
•	Our operating results may vary significantly from period to period.
•

A relatively small number of customers account for a significant portion of our revenues and accounts receivable, and the loss of any of these customers, a decrease in their demand for our products, or their insolvency could have a material effect on our results of operations or liquidity.

•	Our order backlog may not be indicative of future revenues and may fluctuate from period to period.
•

Our future rate of growth and profitability are highly dependent on the development and growth of the aerospace and defense, space, avionics, instrumentation and industrial markets, which can be cyclical.

•

The market share of our customers in the aerospace and defense, space, avionics, instrumentation and industrial markets may change over time, reducing the potential value of our relationships with our existing customer base.

•	We may make acquisitions that are not successful, or we may fail to integrate acquired business into our operations properly.
•	If we are unable to introduce innovative products, demand for our products may decrease.
•	Our markets are highly competitive, and we may lose business to larger and better-financed competitors.
•	Our success depends on our ability to retain key management and technical personnel and attracting, retaining, and training new technical personnel.
•	We purchase certain key components and raw materials from single or limited sources and could lose sales if these sources fail to fulfill our needs for any reason.
•

As a supplier to United States government defense contractors, we are subject to a number of procurement regulations and other requirements and could be adversely affected by changes in regulations or any negative findings from a U.S. government audit or investigation.

•	Our products are complex and may contain errors or design flaws, which could be costly to correct.
•	Future changes in our environmental liability and compliance obligations may increase costs and decrease profitability.
•	We have significant international operations and sales to customers outside of the United States that subject us to certain business, economic and political risks.
•	We rely on information technology systems to conduct our business, and disruption, failure or security breaches of these systems could adversely affect our business and results of operations.
•

Cybersecurity risks and cybersecurity incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results

•

If we fail to correct any material weakness that we identify in our internal control over financial reporting or otherwise fail to maintain effective internal control over financial reporting, we may not be able to report our financial results accurately and timely, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports and the price of our common stock may decline.

Risks Related to Our Securities

•	The price of our common stock has fluctuated considerably and is likely to remain volatile, in part due to the limited market for our common stock.
•	Our officers and directors have significant voting power and may vote their shares in a manner that is not in the best interest of other stockholders.
•	Provisions in our corporate charter documents and under Delaware law could make an acquisition of the Company more difficult, which acquisition may be beneficial to our stockholders.

Risks Related to the Separation

•	As a result of the Separation, certain of our directors and officers may have actual or potential conflicts of interest because of their positions or relationships with LGL Group.
•

LGL Group continues to perform functions for us, and we continue to perform functions for LGL Group, on a transitional basis, and as a result, we may experience operational disruptions and incur significant costs to perform these functions ourselves following the transition period or be subject to claims and liability.

•	We are subject to significant restriction on our actions in order to avoid triggering significant tax-related liabilities.
•

If the Separation does not qualify as tax-free United States federal income tax purposes as a result of a breach by us of any covenant or representation made by us in the Tax Agreement, we could be subject to significant liability.

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

Amounts outstanding under our Loan Agreement would bear interest at the Secured Overnight Financing Rate ("SOFR") plus a margin of 2.25%, with a SOFR floor of 0.00%. Variable rate borrowings expose us to potential increased interest expense in a rising interest rate environment, if we utilize the line of credit. If interest rates were to increase, our debt service obligations on variable rate indebtedness would increase even though the amount borrowed remained the same, which could adversely affect our cash flows. As of December 31, 2024 and 2023, we had no outstanding balances under the line of credit.

We are dependent on a single line of business.

We are engaged only in the design, manufacture and marketing of standard and custom-engineered electronic components that are used primarily for the control of frequency and spectrum of signals in electronic circuits. Virtually all of our 2024 and 2023 revenues came from sales of electronic components, which consist of packaged quartz crystals, oscillator modules, electronic filters and integrated modules.

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

Our operating results may vary significantly from period to period.

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

For the year ended December 31, 2024, our largest and second largest customers accounted for 37.0% and 17.4% of the Company's total revenues, respectively. Additionally, as of December 31, 2024, four of our largest customers accounted for approximately 66.2% of our gross accounts receivable balance. The loss of any of these customers, a decrease in their demand for our products, or the insolvency of any of these customers could have a material adverse effect on our results of operations or liquidity.

Our order backlog may not be indicative of future revenues and may fluctuate from period to period.

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

Our future rate of growth and profitability are highly dependent on the development and growth of the aerospace and defense, space, avionics, instrumentation and industrial markets, which can be cyclical.

In 2024 and 2023, the majority of our revenues were derived from sales to manufacturers of equipment for the aerospace and defense, space, avionics, instrumentation and industrial markets for frequency and spectrum control devices, including indirect sales through distributors and contract manufacturers. During 2025, we expect a significant portion of our revenues to continue to be derived from sales to these manufacturers. Often OEMs and other service providers within these markets have experienced periods of capacity shortage and periods of excess capacity, as well as periods of either high or low demand for their products. In periods of excess capacity or low demand, purchases of capital equipment may be curtailed, including equipment that incorporates our products. A reduction in demand for the manufacture and purchase of equipment for these markets, whether due to cyclical, macroeconomic or other factors, or due to our reduced ability to compete based on cost or technical factors, could substantially reduce our net sales and operating results and adversely affect our financial condition. Moreover, if these markets fail to grow as expected, we may be unable to maintain or grow our revenues. The multiple variables which affect the aerospace and defense, space, avionics, instrumentation and industrial markets for our products, as well as the number of parties involved in the supply chain and manufacturing process, can impact inventory levels and lead to supply chain inefficiencies. As a result of these complexities, we may have limited visibility to forecast revenue projections accurately for the near and medium-term timeframes.

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

Any transactions that we are able to identify and complete may involve a number of risks, including:

•	The diversion of our management's attention from the management of our existing business to the integration of the operations and personnel of the acquired or combined business or joint venture;
•	Material business risks not identified in due diligence;
•	Possible adverse effects on our operating results during the integration process;
•	Substantial acquisition-related expenses, which would reduce our net income, if any, in future years;
•	The loss of key employees and customers as a result of changes in management; and
•	Our possible inability to achieve the intended objectives of the transaction.

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

Our future operating results are dependent on our ability to continually develop, introduce and market innovative products, to modify existing products, to respond to technological change and to customize some of our products to meet customer requirements. There are numerous risks inherent in this process, including the risks that we will be unable to anticipate the direction of technological change or that we will be unable to develop and market new products and applications in a timely or cost-effective manner to satisfy customer demand.

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

A number of our customers are U.S. Government contractors. As one of their suppliers, we must comply with significant procurement regulations and other requirements. Under applicable federal regulations for defense contractors, we will be required to comply with the Cybersecurity Maturity Model Certification ("CMMC") program in the next several years and other similar cybersecurity requirements. We also maintain registration under ITAR for certain of our production facilities. One of those production facilities must comply with additional requirements and regulations for its production processes and for selected personnel in order to maintain the security of classified information. These requirements, although customary within these markets, increase our performance and compliance costs. If any of these various requirements change, our costs of complying with them could increase and reduce our operating margins. To the extent that we are unable to comply with the CMMC or other requirements, our business with the Department of Defense or its prime customers could be at risk.

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

We have office and manufacturing space in Noida, India, and a sales office in Hong Kong. Additionally, foreign revenues for 2024 (primarily to Malaysia) accounted for 22.5% of our 2024 consolidated revenues. We anticipate that sales to customers located outside of the United States will continue to be a significant part of our revenues for the foreseeable future. Our international operations and sales to customers outside of the United States subject our operating results and financial condition to certain business, economic, political, health, regulatory and other risks, including but not limited to:

•	Political and economic instability in countries in which our products are manufactured and sold;
•	Expropriation or the imposition of government controls;
•	Responsibility to comply with anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;
•	Sanctions, tariffs or restrictions on trade imposed or proposed by the United States Government;
•	Export license requirements;
•	Trade restrictions;
•	Currency controls or fluctuations in exchange rates;
•	High levels of inflation or deflation;
•	Difficulty in staffing and managing non-U.S. operations;
•	Greater difficulty in collecting accounts receivable and longer payment cycles;
•	Changes in labor conditions and difficulties in staffing and managing international operations; and
•	Limitations on insurance coverage against geopolitical risks, natural disasters and business operations.

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

Our business could be negatively impacted by cybersecurity events and other disruptions. We face various cybersecurity threats, including threats to our IT infrastructure and attempts to gain unauthorized access to our proprietary or classified information, denial-of-service attacks, as well as threats to the physical security of our facilities and employees, and threats from terrorist acts. In addition, we face cybersecurity threats from entities and persons that may seek to target us through our customers, suppliers and other third parties with whom we do business. Many of these cybersecurity threats are increasingly sophisticated and constantly evolving, especially with the growing prevalence of artificial intelligence. Accordingly, we maintain information security staff, policies and procedures for managing risk to our information systems, and we review and update our policies, procedures and practices in light of evolving threats. We conduct employee training on cybersecurity to mitigate persistent and continuously evolving cybersecurity threats. However, there can be no assurance that any such actions, including the timeliness of our efforts to review, update or implement policies, procedures and practices in light of evolving threats, or the safeguards put in place by our customers, suppliers and other parties on which we rely, will be sufficient to detect, prevent and mitigate cybersecurity breaches or disruptions, or the unauthorized release of sensitive information or corruption of data.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP"). We are required to comply with the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act"), and other rules that govern public companies.

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

From January 1, 2024 through December 31, 2024, the high and low closing prices for our common stock were $69.98 and $23.79, respectively. There is a limited public market for our common stock, and we cannot provide assurances that a more active trading market will develop or be sustained. As a result of limited trading volume in our common stock, the purchase or sale of a relatively small number of shares could result in significant price fluctuations and it may be difficult for holders to sell their shares without depressing the market price for our common stock.

Additionally, the market price of our common stock may continue to fluctuate significantly in response to a number of factors, some of which are beyond our control, including the following:

•	General economic conditions affecting the availability of long-term or short-term credit facilities, the purchasing and payment patterns of our customers, or the requirements imposed by our suppliers;
•	Economic conditions in our industry and in the industries of our customers and suppliers;
•	Changes in financial estimates or investment recommendations by securities analysts relating to our common stock;
•	Market reaction to our reported financial results;
•	Loss of a major customer;
•	Announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and
•	Changes in key personnel.

Our officers and directors have significant voting power and may vote their shares in a manner that is not in the best interest of other stockholders.

Our officers and directors control approximately 6.5% of the voting power represented by our outstanding shares of common stock as of March 14, 2025. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all of our stockholders.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of the Company more difficult, which acquisition may be beneficial to our stockholders.

Provisions in our certificate of incorporation and by-laws, as well as provisions of the General Corporation Law of the State of Delaware ("DGCL"), may discourage, delay or prevent a merger, acquisition or other change in control of the Company, even if such a change in control would be beneficial to our stockholders. These provisions include prohibiting our stockholders from fixing the number of directors and establishing advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors (the "Board").

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

As a result of the Separation, Marc J. Gabelli serves as special advisor to our Chairman of the Board of Directors and also serves as Chairman of the Board of Directors and co-Chief Executive Officer of LGL Group. Such dual roles could create, or appear to create, potential conflicts of interest when LGL Group and our officers and directors face decisions that could have different implications for the two companies.

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

The Amended and Restated Tax Indemnity and Sharing Agreement ("Tax Agreement") by and between the Company and LGL Group generally prohibits us from taking certain actions that could cause the Separation to fail to qualify as a tax-free transaction, including but not limited to, within two (2) years of the Separation date not entering into any agreement, understanding or arrangement involving the substantial acquisition of stock of the Company or a substantial shift in ownership (by vote or value) of the Company.

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

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

Cybersecurity risk management is an integral part of our overall enterprise risk management efforts. Mtron achieved ISO 27001:2022 certification during 2024, demonstrating a robust information security management program. The Company has chosen the National Institute of Standards for its base framework for handling cybersecurity threats and incidents because it is compatible with certain risk management business functions required by customers and United States Government oversight. Controls in the SP 800-53 (Security and Privacy Controls for Information Systems and Organizations) catalog have been tailored-in based on governance found in ISO 27001:2022, SP 800-171 (Protecting Controlled Unclassified Information in Nonfederal Systems and Organizations), internally determined IT general controls and industry best practices. The selected controls create a balanced approach aimed at protecting confidentiality, integrity, and availability of the Company’s IT systems.

The Board, which has primary responsibility for overseeing risk management, has delegated its primary responsibility for the oversight of cybersecurity and information technology risks, and the Company’s preparedness for these risks, to the Audit Committee of the Board (the "Audit Committee"). The Audit Committee has delegated the Company's cybersecurity functions to senior management, including the Director of IT, and ensures there are sufficient budgetary resources for personnel and technology to support the necessary cybersecurity functions. The Company’s cybersecurity incident response is overseen by our Director of IT, who reports directly to our President and is a member of the enterprise management team which includes our CEO. Our Director of IT is a Certified Information System Security Professional with more than 15 years of experience in information system management. As part of its oversight responsibilities, the Audit Committee receives updates at least annually, and as requested throughout the year, on our cybersecurity practices as well as cybersecurity and information technology risks from our Director of IT. Senior management are responsible for incident response efforts enterprise wide with the Director of IT and the broader internal IT team focusing on cybersecurity incidents.

The Company's internal IT team participates in several industry information sharing groups including the Defense Industrial Base Cybersecurity Program and The Society of Industrial Security Professionals and has also fostered local contacts with the FBI and local industry peers. The IT team monitors industry news daily and responds to threat feeds from multiple sources. To further its cybersecurity efforts, Mtron has partnered with several external entities including:

•	A strategic customer who provides a network sensor monitored by its 24/7 security operations center.
•	A commercial threat feed integrated with our perimeter security devices in partnership with the Defense Cyber Crime Center.
•	A commercial DNS security service integrated with perimeter security devices.
•	A commercial email threat detection service including detonation chamber services.

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

In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see "Risk Factors – Cybersecurity risks and cybersecurity incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results" in this Report.

Item 2.	Properties

The Company's principal executive offices are located in Orlando, Florida within an Mtron operating facility. Mtron's operations are located in Orlando, Florida; Yankton, South Dakota; and Noida, India. We also have a sales office in Hong Kong.

Mtron owns a facility in Orlando, Florida, containing approximately 71,000 square feet on approximately five acres of land and owns a facility in Yankton, South Dakota, containing approximately 32,000 square feet on approximately 11 acres of land. Mtron also leases approximately 13,000 square feet of office and manufacturing space in Noida, India and approximately 700 square feet of office space in Hong Kong. It is our opinion that the facilities referred to above are in good operating condition, suitable, and adequate for present uses.

Item 3.	Legal Proceedings

The information required for this Part I, Item 3 is incorporated by reference to the discussion under Note 12 – Contingencies to the Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Report.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Unless otherwise stated, all dollar amounts are in thousands

Market for Common Equity

Our common stock are listed on the NYSE American, under the symbol "MPTI."

Holders of Common Stock

As of March 14, 2025, we had approximately 6,900 holders of record of our common stock. The actual number of holders of common stock is greater than this number of record holders, and includes holders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include holders whose shares may be held in trust by other entities.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities during the three months and year ended December 31, 2024 that were not registered under the Securities Act.

Purchases of Equity Securities by the Issuer or Affiliated Purchaser

The Company did not repurchase any shares of its common stock during the three months ended December 31, 2024.

Cash Dividend Policy

Our Board intends to adhere to a practice of not paying cash dividends. This policy takes into account our long-term growth objectives, including our anticipated investments for organic growth, potential technology acquisitions or other strategic ventures and stockholders' desire for capital appreciation of their holdings. In addition, the covenants under Mtron's credit facility effectively place certain limitations on its ability to make certain payments, including but not limited to payments of dividends and other distributions, which effectively could limit the Company’s ability to pay cash dividends to stockholders. No cash dividends are expected to be paid for the foreseeable future.

Item 6.	Reserved

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our audited consolidated financial statements and the accompanying notes. This discussion contains forward-looking statements, including statements regarding our expected financial position, business and financing plans. These statements involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Report, particularly under the headings "Cautionary Statement Concerning Forward-Looking Statements" and "Risk Factors."

Unless otherwise stated, all dollar amounts are in thousands.

Overview

Mtron is engaged in the designing, manufacturing and marketing of highly-engineered, high reliability frequency and spectrum control products used to control the frequency or timing of signals in electronic circuits in various applications. Mtron’s primary markets are aerospace and defense, space, and avionics.

The accompanying consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries.

For a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 25, 2024, which is available free of charge on the SEC's website at https://www.sec.gov and on our website at ir.mtronpti.com.

Trends and Uncertainties

We are not aware of any material trends or uncertainties, other than the global economic conditions affecting our industry generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on our revenues or income other than those listed in Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.

Results of Operations

The following table presents our Consolidated Statements of Operations for the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023	$ Change	% Change
Revenues	$49,012	$41,168	$7,844	19.1%
Costs and expenses:
Manufacturing cost of sales	26,372	24,402	1,970	8.1%
Engineering, selling and administrative	13,246	12,467	779	6.2%
Total costs and expenses	39,618	36,869	2,749	7.5%
Operating income	9,394	4,299	5,095	118.5%
Other income:
Interest income, net	243	7	236	3,371.4%
Other income, net	138	94	44	46.8%
Total other income, net	381	101	280	277.2%
Income before income taxes	9,775	4,400	5,375	122.2%
Income tax expense	2,139	911	1,228	134.8%
Net income	$7,636	$3,489	$4,147	118.9%

2024 compared to 2023

Total Revenues

Total revenues increased $7,844, or 19.1%, from $41,168 in 2023 to $49,012 in 2024 primarily due to strong defense program product and solution shipments.

Total Costs and Expenses

Total costs and expenses increased $2,749, or 7.5%, from $36,869 in 2023 to $39,618 in 2024 primarily due to:

•

a $1,970, or 8.1%, increase in Manufacturing cost of sales from $24,402 in 2023 to $26,372 in 2024 driven by higher revenues partially offset by manufacturing efficiencies and sales of higher margin products; and

•

a $779, or 6.2%, increase in Engineering, selling and administrative from $12,467 in 2023 to $13,246 in 2024 driven by increased investment in research and development, increased sales commissions consistent with the growth in revenues, and an increase in administrative and corporate expenses to support the growth in revenues.

Gross Margin

Gross margin (Revenues less Manufacturing cost of sales as a percentage of Revenues) increased 550 basis points from 40.7% in 2023 to 46.2% in 2024 reflecting higher revenues, improved manufacturing efficiencies, and a higher margin product mix.

Total Other Income, Net

Total other income, net increased $280, or 277.2%, from $101 in 2023 to $381 in 2024 primarily due to a $236 increase in Interest income, net from $7 in 2023 to $243 in 2024 driven by higher interest income earned related to an increase in balances invested in money market mutual funds.

Income Tax Expense

Income tax expense  increased  $1,228, or 134.8%, from  $911 in  2023 to  $2,139 in  2024 primarily due to the increase in Income before income taxes driven by the increase in revenues discussed above.

Backlog

As of December 31, 2024, our order backlog was $47,239, a decrease of $592, or 1.2%, from $47,831 as of December 31, 2023. The decrease in backlog from December 31, 2023 reflects the nature of a program centric business model, which can materially affect backlog based on the timing and size of these orders.

The backlog of unfilled orders includes amounts based on signed contracts and purchase orders, which are likely to be fulfilled substantially within the next 12 to 24 months. Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost. We expect to fill the vast majority of our order backlog as of December 31, 2024 during 2025 and 2026, but cannot provide assurances as to what portion of the order backlog will be fulfilled in any given year.

Non-GAAP Financial Measures

To supplement our Consolidated Financial Statements presented on a GAAP basis, the Company presents its financial condition and results of operations in the way it believes will be most meaningful and representative of its business results. Some of the measurements the Company uses are "Non-GAAP financial measures" under SEC rules and regulations. The non-GAAP financial measures the Company presents are listed below and may not be comparable to similarly-named measures reported by other companies. The presentation of this additional information is not meant to be considered in isolation or as a substitute for net earnings or diluted earnings per share prepared in accordance with GAAP.

The Company uses the following operating performance measure because the Company believes it provides both management and investors with a more complete understanding of the underlying operational results and trends and our marketplace performance as well as a more accurate view of the Company's ability to generate profits:

Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA") is derived by excluding the items set forth below from Income before income taxes. Excluded items include the following:

•	Interest income
•	Interest expense
•	Depreciation
•	Amortization
•	Non-cash stock-based compensation
•	Other discrete items that might have a significant impact on comparable GAAP measures and could distort the evaluation of our normal operating performance.

Reconciliation of GAAP Income Before Income Taxes to EBITDA and Non-GAAP Adjusted EBITDA

The following table presents a reconciliation of income before income taxes to Adjusted EBITDA, a non-GAAP measure:

	Three Months Ended December 31,		Year Ended December 31,
(in thousands, except share data)	2024	2023	2024	2023
Income before income taxes	$2,758	$53	$9,775	$4,400
Adjustments:
Interest income, net	(104)	(13)	(243)	(7)
Depreciation	251	220	968	797
Amortization	—	13	5	53
Total adjustments	147	220	730	843
EBITDA	2,905	273	10,505	5,243
Non-cash stock compensation	151	2,124	636	2,421
Excess Separation costs	—	—	—	28
Adjusted EBITDA	$3,056	$2,397	$11,141	$7,692

Three months ended December 31, 2024 compared to three months ended December 31, 2023

Adjusted EBITDA increased $659 from $2,397 for the three months ended December 31, 2023 to $3,056 for the three months ended December 31, 2024. The increase was primarily due to improved gross margins, continued containment of expenses, a higher margin product mix, and decrease in non-cash stock compensation.

Year ended 2024 compared to Year ended 2023

Adjusted EBITDA increased $3,449 from $7,692 in 2023 to $11,141 in 2024. The increase was primarily due to improved gross margins and continued containment of expenses, a higher margin product mix, and a decrease in non-cash stock compensation.

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

As of December 31, 2024 and 2023, Cash and cash equivalents were $12,641 and $3,913, respectively.

Cash Flow Activity

The following table presents the cash flow activity for the period indicated:

	As of December 31,
(in thousands)	2024	2023
Cash and cash equivalents, beginning of year	$3,913	$926
Cash provided by operating activities	7,521	4,405
Cash used in investing activities	(1,898)	(1,281)
Cash provided by (used in) financing activities	3,105	(137)
Net change in cash and cash equivalents	8,728	2,987
Cash and cash equivalents, end of year	$12,641	$3,913

Operating Activities

Cash provided by operating activities was $7,521 in 2024 compared to $4,405 in 2023, an increase of $3,116 primarily due to the following:

•	Net income increased $4,147 from $3,489 in 2023 to $7,636 in 2024; and
•	Deferred income tax provision increased $996 from ($784) in 2023 to $212 in 2024.

The increase was partially offset by the following:

•	Stock-based compensation expense decreased $1,785 from $2,421 in 2023 to $636 in 2024; and
•	Net change in operating assets/liabilities decreased $365 from ($1,571) in 2023 to ($1,936) in 2024.

Our working capital metrics were as follows:

	As of December 31,
(in thousands)	2024	2023
Current assets	$29,752	$18,187
Less: Current liabilities	5,216	4,384
Working capital	$24,536	$13,803

Current ratio	5.7	4.1

Management continues to focus on efficiently managing working capital requirements to match operating activity levels and will seek to deploy the Company’s working capital where it will generate the greatest returns.

Investing Activities

Cash used in investing activities was $1,898 in 2024 compared to $1,281 in 2023, an increase of $617 primarily due to the purchase of equipment to support growth and next generation product development.

Financing Activities

Cash provided by (used in) financing activities was $3,105 in 2024 compared to ($137) in 2023, an increase of $3,242 primarily due to the exercise of stock options awarded in December 2023.

Capital Resources

We believe that existing cash and cash equivalents, marketable securities and cash generated from operations will provide sufficient liquidity to meet our ongoing working capital and capital expenditure requirements for the next 12 months from the date of this filing and for the foreseeable future. The Company’s management continues to strive for profitability both internally and through acquisition.

Contractual Obligations

The following table summarizes contractual obligations, in total, and by remaining maturity:

		Payments due by Period
(in thousands)	Total Payments	2025
Leases	$10	$10
Revolving credit line	—	—
Total	$10	$10

Leases

Leases represent the future minimum lease payments under our operating leases. We believe that we maintain adequate financial resources to meet the actual required payments under these obligations.

Revolving Line of Credit

On June 15, 2022, we entered into a loan agreement (the "Loan Agreement") for a revolving line of credit with Fifth Third Bank, National Association, for up to $5.0 million bearing interest at SOFR plus a margin of 2.25%, with a SOFR floor of 0.00%. The Loan Agreement has a maturity date of June 15, 2025 and contains certain financial covenants based on the following criteria: (a) Minimum Fixed Charge Coverage Ratio; (b) Minimum Current Ratio; and (c) Minimum Tangible Net Worth (each as defined in the Loan Agreement). All loans pursuant to the Loan Agreement will be secured by a continuing and unconditional first priority security interest in and to any and all property of the Company. See Note 5 – Revolving Credit Agreement to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Report for details of the Loan Agreement.

Our Board has adhered to a practice of not paying cash dividends. This policy takes into account our long-term growth objectives, including our anticipated investments for organic growth, potential acquisitions or other strategic ventures and stockholders' desire for capital appreciation of their holdings. No cash dividends are expected to be paid for the foreseeable future.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Our significant accounting policies are more fully described in Note 2 – Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Report. Certain accounting policies require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, we evaluate our estimates and assumptions, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary. The accounting policies described below are those that most frequently require us to make estimates and judgments and, therefore, are critical to understanding our results of operations.

Income Taxes

We account for income taxes in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 740, Income Taxes ("ASC 740"), which requires an asset and liability approach for the financial accounting and reporting of income taxes. Under this method, deferred income taxes are recognized for the expected future tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These balances are measured using the enacted tax rates expected to apply in the year(s) in which these temporary differences are expected to reverse. The effect of a change in tax rates on deferred income taxes is recognized in income in the period when the change is enacted.

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

Recently Issued Accounting Pronouncements

For additional information on recently issued account pronouncements, refer to Note 2 - Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable as the Company is a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data

M-tron Industries, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of M-tron Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of M-tron Industries, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the "PCAOB") and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PKF O’Connor Davies, LLP

We have served as the Company's auditor since 2022.

New York, NY

March 27, 2025

PCAOB ID No. 127

M-tron Industries, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except share data)	2024	2023
Revenues	$49,012	$41,168
Costs and expenses:
Manufacturing cost of sales	26,372	24,402
Engineering, selling and administrative	13,246	12,467
Total costs and expenses	39,618	36,869
Operating income	9,394	4,299
Other income:
Interest income, net	243	7
Other income, net	138	94
Total other income, net	381	101
Income before income taxes	9,775	4,400
Income tax provision	2,139	911
Net income	$7,636	$3,489

Income per common share:
Basic	$2.78	$1.29
Diluted	$2.65	$1.28

Weighted average shares outstanding:
Basic	2,748,186	2,696,445
Diluted	2,883,944	2,733,502

See Accompanying Notes to Consolidated Financial Statements.

M-tron Industries, Inc.

Consolidated Balance Sheets

(in thousands, except share data)	December 31, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$12,641	$3,913
Accounts receivable, net of allowances of $182 and $141, respectively	6,842	4,802
Inventories, net	9,509	8,884
Prepaid expenses and other current assets	760	588
Total current assets	29,752	18,187
Property, plant and equipment, net	5,061	4,131
Right-of-use lease asset	9	97
Intangible assets, net	40	45
Deferred income tax asset	1,623	1,835
Other assets	3	10
Total assets	$36,488	$24,305

Liabilities:
Current liabilities:
Accounts payable	$1,423	$1,300
Accrued compensation and commissions expense	3,235	2,196
Other accrued expenses	500	611
Income taxes payable	58	277
Total current liabilities	5,216	4,384
Long-term lease liability	—	26
Total liabilities	5,216	4,410

Contingencies (Note 12)

Stockholders' equity:
Preferred stock ($0.01 par value; 5,000,000 shares authorized, none issued)	—	—
Common stock ($0.01 par value; 25,000,000 shares authorized; 2,911,165 and 2,786,321 shares issued and outstanding, respectively)	28	27
Additional paid-in capital	19,907	16,167
Retained earnings	11,337	3,701
Total stockholders' equity	31,272	19,895
Total liabilities and stockholders' equity	$36,488	$24,305

See Accompanying Notes to Consolidated Financial Statements.

M-tron Industries, Inc.

Consolidated Statements of Stockholders' Equity

(in thousands, except share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Equity
Balance, December 31, 2022	$—	$27	$14,102	$212	$14,341
Net income	—	—	—	3,489	3,489
Adjustment to The LGL Group, Inc. transfer	—	—	(219)	—	(219)
Stock-based compensation expense	—	—	2,421	—	2,421
Exercise of stock options	—	—	—	—	—
Forfeiture of shares to pay taxes	—	—	(137)	—	(137)
Balance, December 31, 2023	$—	$27	$16,167	$3,701	$19,895
Net income	—	—	—	7,636	7,636
Adjustment to The LGL Group, Inc. transfer	—	—	—	—	—
Stock-based compensation expense	—	—	636	—	636
Exercise of stock options	—	1	3,104	—	3,105
Forfeiture of shares to pay taxes	—	—	—	—	—
Balance, December 31, 2024	$—	$28	$19,907	$11,337	$31,272

See Accompanying Notes to Consolidated Financial Statements.

M-tron Industries, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands, except share data)	2024	2023
Cash flows from operating activities:
Net income	$7,636	$3,489
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Depreciation	968	797
Amortization of finite-lived intangible assets	5	53
Stock-based compensation expense	636	2,421
Deferred income tax provision	212	(784)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(2,040)	395
Increase in inventories, net	(625)	(1,366)
(Increase) decrease in prepaid expenses and other assets	(165)	91
Increase (decrease) in accounts payable, accrued compensation, commissions, income taxes and other	894	(691)
Total adjustments	(115)	916
Net cash provided by operating activities	7,521	4,405
Cash flows from investing activities
Capital expenditures	(1,898)	(1,281)
Net cash used in investing activities	(1,898)	(1,281)
Cash flows from financing activities
Exercise of stock options	3,105	—
Forfeiture of shares to pay taxes	—	(137)
Amounts drawn on line of credit	—	4,120
Repayments on line of credit	—	(4,120)
Net cash provided by (used in) financing activities	3,105	(137)
Increase in cash and cash equivalents	8,728	2,987
Cash and cash equivalents at beginning of year	3,913	926
Cash and cash equivalents at end of year	$12,641	$3,913

Supplemental Disclosure:
Cash paid for taxes	$2,388	$1,629
Cash paid for interest	$8	$6

See Accompanying Notes to Consolidated Financial Statements.

M-tron Industries, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

1. Background and Description of Business

M-tron Industries, Inc. was founded in 1965 and is engaged in the designing, manufacturing and marketing of highly engineered, high reliability frequency and spectrum control products used to control the frequency or timing of signals in electronic circuits in various applications. Unless the context indicates otherwise, the terms "Mtron," "we," "us," "our," or the "Company" mean M-tron Industries, Inc. and its subsidiaries.

The Company’s operations include its two principal subsidiaries: Piezo Technology, Inc. ("PTI"), and M-tron Asia, LLC ("Mtron Asia"). The Company has operations in Orlando, Florida; Yankton, South Dakota; and Noida, India, and has a sales office in Hong Kong. The Company and its subsidiaries currently operate together as a single group under the Mtron brand.

The Company offers a wide range of precision frequency control and spectrum control solutions including radio frequency ("RF"), microwave and millimeter wave filters; cavity, crystal, ceramic, lumped element and switched filters; high performance and high frequency oven-controlled crystal oscillators ("OCXO"), integrated phase-locked loops ("PLL") OCXOs, temperature-compensated crystal oscillators ("TCXO"), voltage-controlled crystal oscillators ("VCXO"), and low jitter and harsh environment oscillators; crystal resonators, Integrated Microwave Assemblies ("IMA"), and state-of-the-art solid state power amplifier products.

Mtron Separation

On October 7, 2022, the separation of the Mtron business from The LGL Group, Inc. ("LGL" or "LGL Group") was completed (the "Separation") and the Company became an independent, publicly traded company trading on the NYSE American under the stock symbol "MPTI."

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of M-tron Industries, Inc. and its majority owned subsidiaries.

The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Intercompany accounts and transactions have been eliminated in consolidation.

Uses of Estimates

The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with no maturity or with a maturity of less than three months when purchased.

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

Refer to Note 13 - Other Financial Statement Information for further information.

M-tron Industries, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

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

Refer to Note 13 - Other Financial Statement Information for further information.

Intangible Assets

Intangible assets are recorded at cost less accumulated amortization. Amortization is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range up to 10 years. The intangible assets consist of intellectual property and goodwill.

The amortizable intangible assets are fully amortized as of December 31, 2024.

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

Revenue Recognition for Sales to Customers

The Company recognizes revenue from the sale of its products in accordance with the criteria in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606"), which are:

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

The Company provides disaggregated revenue details by geographic markets in Note 14 - Domestic and Foreign Revenues.

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

Practical Expedients

•	The Company applies the practical expedient for shipping and handling as fulfillment costs.
•	The Company expenses sales commissions as sales and marketing expenses in the period they are incurred.

M-tron Industries, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

Shipping Costs

Amounts billed to customers related to shipping and handling are classified as revenue, and the Company's shipping and handling costs are included in manufacturing cost of sales.

Research and Development Costs

Research and development costs are charged to operations as incurred. For the years ended December 31, 2024 and 2023, research and development costs were $2,809 and $2,216, respectively. Such costs are included within Engineering, selling and administrative expenses on the Consolidated Statements of Operations.

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

Refer to Note 7 - Stock-Based Compensation for further information.

Earnings Per Share

The Company computes earnings per share in accordance with ASC Topic 260, Earnings Per Share ("ASC 260"). Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of stock options and restricted stock using the treasury stock method, only in the periods in which the effects are dilutive. Under the treasury stock method, the Company utilizes the average market price to determine the amount of cash that would be available to repurchase shares if the common shares vested. The net incremental share count issued represents the potential dilutive and anti-dilutive securities.

Refer to Note 9 - Earnings Per Share for further information.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, taxes currently payable or refundable are accrued, and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for realizable operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the Company’s Consolidated Statement of Operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

In determining the Company’s provision for income taxes, the Company considers permanent differences between book and tax income and statutory income tax rates.

Global Intangible Low-Taxed Income

The Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Cuts and Jobs Act of 2017, enacted on December 22, 2017 (the "Tax Cuts and Jobs Act"), require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets. An accounting policy election is available to either account for the tax effects of GILTI in the period that is subject to such taxes or to provide deferred taxes for book and tax basis differences that upon reversal may be subject to such taxes. The Company has elected to account for the tax effects of these provisions in the period that is subject to such tax, and the impact was reflected in the Company’s 2024 and 2023 provisions.

M-tron Industries, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

Research and Experimentation

Effective for tax years beginning after December 31, 2021, taxpayers are required to capitalize any expenses incurred that are considered incidental to research and experimentation ("R&E") activities under Section 174 of the Internal Revenue Code of 1986, as amended (the “IRC”). While taxpayers historically had the option of deducting these expenses under IRC Section 174, the Tax Cuts and Jobs Act mandates capitalization and amortization of R&E expenses for tax years beginning after December 31, 2021. Expenses incurred in connection with R&E activities in the US must be amortized over a 5-year period if incurred, and R&E expenses incurred outside the US must be amortized over a 15-year period. R&E activities are broader in scope than qualified research activities that are considered under IRC Section 41 (relating to the research tax credit).

Uncertain Tax Positions

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

Tax Contingencies, Interest, and Penalties

The Company includes its tax contingencies accrual, including accrued penalties and interest, in Other long-term liabilities on the Consolidated Balance Sheets unless the liability is expected to be paid within one year. Changes to the tax contingencies accrual, including accrued penalties and interest, are included in Income tax expense on the Consolidated Statements of Operations.

Refer to Note 5 - Income Taxes for further information.

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

The Company performed an assessment to determine if there were any indicators of impairment as a result of the operating conditions at the end of each 2024 fiscal quarter, including as of 2024. The Company concluded that, while there were events and circumstances in the macro-environment that did impact us, we did not experience any entity-specific indicators of asset impairment and no triggering events occurred.

Financial Instruments

Cash and cash equivalents, trade accounts receivable, trade accounts payable and accrued expenses are carried at cost which approximates fair value due to the short-term maturity of these instruments.

Concentration Risks

In 2024, the Company's largest and second largest customers accounted for $18,145, or 37.0%, and $8,522, or 17.4%, respectively, of the Company's total revenues. In 2023, the Company's largest and second largest customer accounted for $12,921, or 31.4%, and $7,822, or 19.0%, respectively, of the Company’s total revenues.

A significant portion of the Company's accounts receivable is concentrated with a relatively small number of customers. As of December 31, 2024, four of the Company's largest customers accounted for approximately $4,648, or 66.2%, of accounts receivable. As of December 31, 2023, four of the Company's largest customers accounted for approximately $3,774, or 76.4%, of accounts receivable. The Company carefully evaluates the creditworthiness of its customers in deciding to extend credit and utilizes letters of credit to further limit credit risk for export sales. As a result of these policies, the Company has experienced very low historical bad debt expense and believes the related risk to be minimal.

At various times during the years ended and as of December 31, 2024 and 2023, some deposits held at financial institutions were in excess of federally insured limits. The Company has mitigated its risk through placing excess cash balances in a U.S. Treasury money market fund and has not experienced any losses related to these balances.

M-tron Industries, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

Segment Information

The Company reports segment information in accordance with ASC Topic 280, Segment Information ("ASC 280"). ASC 280 requires companies to report financial and descriptive information for each identified operating segment based on management's internal organizational decision-making structure. Management has identified the Company’s only segment as Electronic Components, and has determined that it does not operate its businesses on a geographic basis which might otherwise require segment reporting.

Refer to Note 3 - Segment Information for further information.

Foreign Currency Translation

The assets and liabilities of international operations are remeasured at the exchange rates in effect at the balance sheet date for monetary assets and liabilities and at historical rates for nonmonetary assets and liabilities, with the related remeasurement gains or losses reported within the consolidated statement of operations. The results of international operations are remeasured at the monthly average exchange rates. The Company's foreign subsidiaries and respective operations' functional currency is the U.S. dollar. The Company has determined this based upon the majority of transactions with customers as well as intercompany transactions and parental support being based in U.S. dollars. For the years ended  December 31, 2024 and 2023, the Company recognized a remeasurement gain of $5 and $71, respectively, which is included within Other income, net in the Consolidated Statements of Operations.

Accounting Standards Adopted

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures" ("ASU 2023- 07"), to address improvements to reportable segment disclosures. The standard primarily requires the following disclosure on an annual and interim basis: (i) significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss; and (ii) other segment items and description of its composition. The standard also requires current annual disclosures about a reportable segment's profits or losses and assets to be disclosed in interim periods and the title and position of the CODM with an explanation of how the CODM uses the reported measure(s) of segment profits or losses in assessing segment performance. The provisions of the standard are effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment is applied retrospectively to all prior periods presented. The Company adopted 2023-07 during the year ended December 31, 2024. Refer to Note 3 - Segment Information for further information.

Future Application of Accounting Standards

Income Taxes

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures" ("ASU 2023-09"). The standard requires disaggregated information about a company's effective tax rate reconciliation as well as information on income taxes paid. The provisions of the standard are effective for public companies for fiscal years beginning after December 15, 2024, with early adoption permitted. This accounting standards update applies prospectively; however, retrospective application is permitted. The Company is currently assessing the impact of this standard.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)" ("ASU 2024-03"). The standard requires certain details for expenses presented on the face of the Consolidated Statements of Operations as well as selling expenses to be presented in the notes to the financial statements on an interim and annual basis. The provisions of the standard are effective for public companies for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 31, 2027. The amendment can be applied either prospectively or retrospectively, with early adoption permitted.  The Company is currently assessing the impact of this standard.

M-tron Industries, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

3. Segment Information

Chief Operating Decision Maker

The Company’s chief operating decision maker ("CODM") is the Chief Executive Officer.

Reportable Segments

We report our results of operations consistent with the manner in which the CODM reviews the business to assess performance and allocate resources. As such, we report our results in a single reporting segment: Electronic Components.

The Electronic Components segment derives revenues from sales to customers of wide range of precision frequency control and spectrum control solutions, including, but not limited to, the following:

•	filters;
•	oscillators;
•	crystal resonators; and
•	integrated microwave assemblies.

Measure of Segment Profit or Loss and Segment Assets

The accounting policies of the Electronic Components segment are the same as those described in Note 2 – Summary of Significant Accounting Policies.

The CODM assesses the performance of and decides how to allocate resources to the Electronic Components segment based on Segment gross profit (loss) as well as Net income, which is also reported on the Consolidated Statements of Operations as consolidated Net income. The CODM uses Segment gross profit to evaluate to evaluate the manufacturing costs of the Electronic Components segment’s products and to ensure those products are priced appropriately. The CODM uses Segment net income to evaluate income generated from segment assets in deciding whether to reinvest profits into the Electronic Components segment or into other parts of the entity, such as for capital expenditures or acquisitions. Additionally, the CODM uses net income to monitor budget versus actual results as well as in competitive analysis to Mtron's peers. The budget versus actuals and competitive analysis are used in assessing the performance of the Electronic Components segment.

The measure of segment assets is reported on the Consolidated Balance Sheets as consolidated Total assets.

The following table presents Mtron's operations for the Electronic Components segment for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Revenues	$49,012	$41,168

Less:
Cost of goods sold	21,673	19,007
Manufacturing expenses	4,699	5,395
Segment gross profit	$22,640	$16,766

Less:
Research and development costs	2,809	2,216
Selling and commissions	3,486	2,781
General and administrative expenses	6,951	7,470
Income tax expense	2,139	911
Other segment items (a)	(381)	(101)
Segment net income	$7,636	$3,489

Reconciliation of Segment gross profit to Consolidated net income
Segment operating expenses, net	(13,246)	(12,467)
Other income (expenses)	381	101
Income tax expense	(2,139)	(911)
Consolidated net income	$7,636	$3,489

Reconciliation of Segment net income to Consolidated net income
Adjustments and reconciling items	—	—
Consolidated net income	$7,636	$3,489
(a)	Other segment items includes the following:
•	Interest income
•	Income received under the Amended and Restated Transitional Administrative and Management Services Agreement with LGL Group
•	Foreign currency translation gains and losses
•	Excess separation costs and other expense reimbursements paid to LGL Group

M-tron Industries, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

Other Segment Disclosures

The following table presents other segment information for the Electronic Components segment as of and for the years ended December 31, 2024 and 2023:

	As of and For Year Ended December 31,
	2024	2023
Interest income	$259	$13
Interest expense	(16)	(6)
Depreciation	968	797
Amortization	5	53
Other significant non-cash items
Stock-based compensation	636	2,421

Total assets	36,488	24,305
Capital expenditures	1,898	1,281

4. Related Party Transactions

In the normal course of business, the Company enters into various transactions with affiliated companies. Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial or operating decisions.

The following table summarizes income and expenses from transactions with related parties for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024		2023
	Income	Expense	Income	Expense
GAMCO Investors, Inc.	$250	$—	$12	$—
The LGL Group, Inc.	48	105	48	28
Total	$298	$105	$60	$28

The following table summarizes assets and liabilities with related parties as of December 31, 2024 and 2023:

	As of December 31,
	2024		2023
	Assets	Liabilities	Assets	Liabilities
GAMCO Investors, Inc.	$10,415	$—	$2,765	$—
The LGL Group, Inc.	59	—	—	—
Total	$10,474	$—	$2,765	$—

The material agreements whereby the Company generates revenues and expenses with affiliated entities are discussed below:

Investment Activity with GAMCO Investors, Inc

Certain balances are held and invested in U.S. Treasury funds managed or advised by GAMCO Investors, Inc. or one of its subsidiaries (collectively, "GAMCO" or the "Fund Manager"), which is related to the Company through certain of our shareholders. For the years ended December 31, 2024 and 2023, the Company paid the Fund Manager a fund management fee of approximately 8 basis points annually of the asset balances under management, which are not paid directly by the Company and are deducted prior to the fund striking its net asset value ("NAV").

As of December 31, 2024 and 2023, the balance with the Fund Manager was $10,415 and $2,765, respectively, all of which was classified within Cash and cash equivalents on the Consolidated Balance Sheets.

For the years ended December 31, 2024 and 2023, the Company earned income on its investments with the Fund Manager totaling $250 and $12, respectively, all of which was included in Interest income, net on the Consolidated Statements of Operations.

M-tron Industries, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

Transactions with The LGL Group, Inc.

Transitional Administrative and Management Services Agreement

Mtron and LGL Group entered into an Amended and Restated Transitional Administrative and Management Services Agreement ("Mtron TSA"), which sets out the terms for services to be provided between the two companies post Separation. The current terms result in a net monthly payment of $4 per month from LGL Group to Mtron.

For the years ended December 31, 2024 and 2023, LGL Group paid the Company $48 under the terms of the Mtron TSA, which were recorded in Other income (expense), net on the Consolidated Statements of Operations.

Tax Indemnity and Sharing Agreement

Mtron and LGL Group entered into a Tax Indemnity and Sharing Agreement ("Mtron Tax Agreement"), which sets out the terms for which party would be responsible for taxes imposed on LGL Group if the Distribution, together with certain related transactions, were to fail to qualify as a tax-free transaction under Internal Revenue Code ("IRC") Sections 355 and 368(a)(1)(D) if such failure were the result of actions taken after the Distribution by Mtron or LGL Group.

For the years ended December 31, 2024 and 2023, no taxes related to the Distribution have been recorded in the Consolidated Financial Statements.

Other Transactions

Mtron and LGL Group agreed to share the salaries and benefits related to certain employees incurred by LGL Group. For the year ended December 31, 2024, the Company reimbursed LGL Group $105 of the salaries and benefits of certain employees, which represents 50% of those costs and were recorded in Engineering, selling and administrative on the Consolidated Statements of Operations.

5. Income Taxes

Effective Tax Rate

The following table presents Income before income taxes by U.S. and foreign location in which such pre-tax income was earned or incurred:

	Year Ended December 31,
	2024	2023
United States	$9,411	$3,966
Foreign	364	434
Total	$9,775	$4,400

Income tax expense for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31,
	2024	2023
Current tax expense:
Federal	$1,416	$1,308
State and local	349	314
Foreign	228	72
Total current tax expense	1,993	1,694
Deferred tax expense (benefit):
Federal	101	(662)
State and local	38	(121)
Foreign	7	—
Total before change in valuation allowance	146	(783)
Change in valuation allowance	—	—
Net deferred tax expense (benefit)	146	(783)
Total income tax expense	$2,139	$911

M-tron Industries, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate to Income before income taxes is detailed below:

	Year Ended December 31,
	2024	2023
Income before income taxes	$9,775	$4,400
Tax rate	21.0%	21.0%
Income tax expense at federal statutory tax rate	2,053	924
Tax effect of:
State taxes, net of federal benefit	295	143
Permanent differences	(201)	14
Tax credits	(227)	(201)
Foreign tax expense, and other	107	55
Change in rate	16	5
Other	96	(29)
Income tax expense (benefit)	$2,139	$911
Effective tax rate	21.9%	20.7%

Deferred Tax Assets

Deferred income taxes for 2024 and 2023 were provided for the temporary differences between the financial reporting basis and the income tax basis of the Company's assets and liabilities. Tax effects of temporary differences and carryforwards as of  December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
Deferred tax assets:
Inventory reserve	$343	$306
Other reserves and accruals	277	307
Capitalized Sec. 174 R&E	1,261	855
Intangible assets	35	43
Stock-based compensation	154	540
Tax credit carryforwards	—	33
Other	195	173
Total deferred tax assets	$2,265	$2,257

Deferred tax liabilities
Fixed assets	640	399
Other	2	23
Total deferred tax liabilities	642	422
Net deferred tax assets before valuation allowance	1,623	1,835
Valuation allowance	—	—
Net deferred tax assets	$1,623	$1,835

The evaluation of the recoverability of our deferred tax asset and the need for a valuation allowance requires us to weigh all positive and negative evidence to reach a conclusion that is more likely than not that all or some of the deferred tax asset will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable.

As of December 31, 2024 and 2023, the Company did not record a valuation allowance against its deferred tax assets.

M-tron Industries, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

Uncertain Tax Benefits

Significant judgment is required in determining our provision for income taxes. In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain. We review our tax contingencies on a regular basis and make appropriate accruals as necessary.

As of December 31, 2024, our unrecognized tax benefits totaled $173, and are included within Accrued expenses on the Consolidated Balance Sheets. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2024	2023
Balance, beginning of year	$111	$77
Deductions for tax positions of prior years	13	(27)
Additions based on tax positions related to the current year	49	61
Balance, end of year	$173	$111

The Company will recognize any interest and penalties related to unrecognized tax positions in Income tax expense on the Consolidated Statements of Operations. Our total accrued interest and penalties associated with uncertain tax positions were immaterial as of December 31, 2024. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $173. We do not expect a significant change to the amount of unrecognized tax benefits over the next 12 months. The Company believes that the taxes accrued in our Consolidated Balance Sheets fairly represent the amount of income taxes to be settled or realized in the future.

Tax Regulatory Matters

The Company files a consolidated U.S. federal income tax return with our eligible subsidiaries. The Company also files income tax returns in various state and local and non-U.S. jurisdictions.

The Company filed its initial consolidated U.S. federal income tax return in October 2023 and has made timely filings of required tax returns since. There are no open Internal Revenue Service examinations.

6. Revolving Credit Agreement

On June 15, 2022, Mtron entered into a loan agreement (the “Loan Agreement”) for a revolving line of credit with Fifth Third Bank, National Association ("Fifth Third Bank"), for up to $5,000,000 bearing interest at the Secured Overnight Financing Rate ("SOFR") plus a margin of 2.25%, with a SOFR floor of 0.00%. The Loan Agreement has a maturity date of June 15, 2025 and contains various affirmative and negative covenants that are customary for lines of credit and transactions of this type, including limitations on the incurrence of debt and liabilities, as well as financial reporting requirements. The Loan Agreement also imposes certain financial covenants based on the following criteria: (a) Minimum Fixed Charge Coverage Ratio; (b) Minimum Current Ratio; and (c) Minimum Tangible Net Worth (each as defined in the Loan Agreement). All loans pursuant to the Loan Agreement will be secured by a continuing and unconditional first priority security interest in and to any and all property of the Company. All loans pursuant to the Loan Agreement will be secured by a continuing and unconditional first priority security interest in and to any and all property of the Company. As of December 31, 2024 and 2023, there were no outstanding borrowings under the revolving line of credit with Fifth Third Bank.

M-tron Industries, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

7. Stock-Based Compensation

In connection with the Separation, the Company's board of directors (the "Board") approved the Amended and Restated 2022 Incentive Plan (the "2022 Plan"), including the authority to issue 500,000 shares of common stock pursuant to the 2022 Plan. The 2022 Plan is the only long-term plan under which equity compensation may be awarded to employees, advisors and members of the Board aligning their interest with those of stockholders. As of December 31, 2024, 255,230 shares remained available for future issuance under the 2022 Plan.

The following table summarizes stock-based compensation expense, which includes expenses related to awards granted under the Plan for the period indicated:

	Year Ended December 31,
(in thousands, except share data)	2024	2023
Restricted stock awards	$636	$409
Stock options	—	2,013
Total	$636	$2,422

Restricted Stock Awards

Restricted stock awards are measured at a value equal to the market price of the Company's common stock on the date of grant which is recognized over the service period of the award.

A summary of the Company's restricted stock awards for the year ended  December 31, 2024 follows:

(in thousands, except share data)	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair value
Balance as of December 31, 2023	79,896	$11.20	$895
Granted	32,548	38.66	1,258
Vested	(42,320)	(12.93)	(547)
Balance as of December 31, 2024	70,124	$22.90	$1,606

As of December 31, 2024, there was $1,371 of total unrecognized compensation cost related to nonvested shares granted. The cost is expected to be recognized over a weighted-average period of 1.9 years.

Stock Options

The following table provides a rollforward of stock option activity:

(in thousands, except share data)	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value
Outstanding and exercisable as of December 31, 2023	193,010	$34.90	$10.63	2.9	$219
Granted	—	—	—
Exercised	(92,296)	(33.64)	(10.05)
Forfeited	(2,700)	(36.06)	(10.98)
Outstanding and exercisable as of December 31, 2024	98,014	$36.06	$10.98	2.0	$1,212

8. Stockholders' Equity

Shares Authorized and Outstanding

The following table presents a rollforward of outstanding shares:

	Year Ended December 31,
	2024			2023
	Common Stock Issued	Held in Treasury	Common Stock Outstanding	Common Stock Issued	Held in Treasury	Common Stock Outstanding
Shares, beginning of year	2,786,321	—	2,786,321	2,725,670	—	2,725,670
Stock-based compensation	32,548	—	32,548	69,597	—	69,597
Exercise of stock options	92,296	—	92,296	—	—	—
Shares withheld for income taxes	—	—	—	(8,946)	—	(8,946)
Shares, end of year	2,911,165	—	2,911,165	2,786,321	—	2,786,321

M-tron Industries, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

9. Earnings Per Share

The following table presents a reconciliation of Net income and shares used in calculating basic and diluted net income per common share for the periods indicated:

	Year Ended December 31,
	2024	2023
Numerator for EPS:
Net income	$7,636	$3,489

Denominator for EPS:
Weighted average shares outstanding - basic	2,748,186	2,696,445
Dilutive effects:
Stock options	79,001	9,710
Restricted stock	56,757	27,347
Weighted average shares outstanding - diluted	2,883,944	2,733,502

Income per common share:
Basic	$2.78	$1.29
Diluted	$2.65	$1.28

10. Leases

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

Total operating lease costs amounted to $76 and $270 for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024 and 2023, our total lease obligation was $9 and $97, respectively, of which the current portion of $9 and $71, respectively, was included in Other accrued expenses on the Consolidated Balance Sheets. The weighted average discount rate for the years ended December 31, 2024 and 2023 was 6.7% and 7.6%, respectively. As of December 31, 2024 and 2023, the weighted average remaining lease term was 0.2 years and 1.0 year, respectively.

Future minimum lease payment obligations under operating leases are as follows:

2025	$10
Total lease payments	10
Less: interest	(1)
Present value of lease payments	$9

M-tron Industries, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

11. Employee Benefit Plan

The Company offers a defined contribution plan for eligible employees that includes discretionary matching contributions up to 50% of the first 6% of eligible compensation contributed by participants, which became effective in January 2023. LGL Group previously offered a defined contribution plan for eligible Company employees with similar terms and discretionary matching contributions. Participants vest in employer contributions starting after their second year of service at 20% increments, vesting 100% in year six. For the years ended December 31, 2024 and 2023, the Company made $187 and $162 in discretionary contributions, respectively.

12. Contingencies

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

13. Other Financial Statement Information

Inventories, Net

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out ("FIFO") method. The Company reduces the value of its investments to net realizable value when the net realizable value is believed to be less than the cost of the item.

The components of inventory as of  December 31, 2024 and 2023 are summarized below:

	December 31,
	2024	2023
Raw materials	$4,349	$4,368
Work in process	4,876	4,150
Finished goods	1,720	1,634
Total gross inventory	10,945	10,152
Reserve for excess and obsolete inventory	(1,436)	(1,268)
Inventories, net	$9,509	$8,884

Property Plant and Equipment, Net

The components of property, plant and equipment as of  December 31, 2024 and 2023 are summarized below:

	December 31,
	2024	2023
Land	$536	$536
Buildings and improvements	5,496	5,216
Machinery and equipment	21,664	20,046
Gross property, plant and equipment	27,696	25,798
Less: Accumulated depreciation	(22,635)	(21,667)
Property, plant and equipment, net	$5,061	$4,131

M-tron Industries, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

14. Domestic and Foreign Revenues

Significant foreign revenues from operations (10% or more of foreign sales) were as follows:

	Year Ended December 31,
	2024	2023
Malaysia	$4,676	$5,339
Australia	2,406	1,587
Greece	1,196	229
All other foreign countries	2,751	3,909
Total foreign revenues	$11,029	$11,064
Total domestic revenues	$37,983	$30,104

The Company allocates its foreign revenue based on the customer's ship-to location.

15. Quarterly Financial Data (Unaudited)

The following table provides summarized quarterly financial data for the year ended December 31, 2024:

	Three months ended
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Revenues	$11,185	$11,808	$13,214	$12,805
Costs and expenses:
Manufacturing cost of sales	6,406	6,307	6,904	6,755
Engineering, selling and administrative	2,990	3,394	3,389	3,473
Total costs and expenses	9,396	9,701	10,293	10,228
Operating income	1,789	2,107	2,921	2,577
Other income (expense):
Interest income, net	32	44	63	104
Other income (expense), net	42	(5)	24	77
Total other income, net	74	39	87	181
Income before income taxes	1,863	2,146	3,008	2,758
Income tax provision	377	402	741	619
Net income	$1,486	$1,744	$2,267	$2,139

Income per common share:
Basic (a)	$0.55	$0.64	$0.82	$0.76
Diluted (a)	$0.53	$0.63	$0.81	$0.73

Weighted average shares outstanding:
Basic	2,716,202	2,728,599	2,751,924	2,811,502
Diluted	2,784,960	2,779,802	2,800,820	2,925,348
(a)

Basic and diluted earnings per share are calculated using actual, unrounded amounts. Therefore, the quarterly earnings per share may not sum to the earnings per share on the Consolidated Statements of Operations.

M-tron Industries, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

The following table provides summarized quarterly financial data for the year ended December 31, 2023:

	Three months ended
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Revenues	$9,367	$10,140	$10,888	$10,773
Costs and expenses:
Manufacturing cost of sales	6,171	5,921	6,230	6,080
Engineering, selling and administrative	2,435	2,654	2,625	4,753
Total costs and expenses	8,606	8,575	8,855	10,833
Operating income (loss)	761	1,565	2,033	(60)
Other income (expense):
Interest (expense) income, net	(2)	(5)	1	13
Other (expense) income, net	(40)	22	12	100
Total other (expense) income, net	(42)	17	13	113
Income before income taxes	719	1,582	2,046	53
Income tax provision (benefit)	166	305	460	(20)
Net income	$553	$1,277	$1,586	$73

Income per common share:
Basic (a)	$0.21	$0.47	$0.59	$0.03
Diluted (a)	$0.20	$0.47	$0.57	$0.03

Weighted average shares outstanding:
Basic	2,678,434	2,697,696	2,703,840	2,703,840
Diluted	2,701,418	2,711,266	2,759,780	2,774,023
(a)

Basic and diluted earnings per share are calculated using actual, unrounded amounts. Therefore, the quarterly earnings per share may not sum to the earnings per share on the Consolidated Statements of Operations.

16. Subsequent Events

The Company has evaluated events and transactions that occurred after the balance sheet date through the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events, except as noted below, that would have required adjustment or disclosure in the Consolidated Financial Statements.

Warrant Dividend

On February 27, 2025, Mtron's Board of Directors declared a warrant dividend to shareholders of record as of March 10, 2025. The warrants have not yet been issued.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on this evaluation, Mtron's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2024, were effective.

Management’s Annual Report on Internal Controls Over Financial Reporting

Mtron management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Mtron's internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and Chief Financial Officer, and with the participation of our management designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of Mtron's financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets of the Company that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on the results of our evaluation, our management has concluded that our internal controls over financial reporting were effective as of December 31, 2024.

This Report does not include an attestation report of our independent registered public accounting firm as we are a smaller reporting company as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

During the three months ended December 31, 2024, none of the Company's directors or executive officers, as defined in Section 16 of the Exchange Act, adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K of the Exchange Act.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2024 and delivered to stockholders in connection with our 2025 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2024 and delivered to stockholders in connection with our 2025 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2024 and delivered to stockholders in connection with our 2025 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2024 and delivered to stockholders in connection with our 2025 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2024 and delivered to stockholders in connection with our 2025 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	List of documents filed as part of this report:

1.	Financial Statements

2.	Financial Statement Schedules:

None.

3.	Exhibits

The following is a list of exhibits filed as part of this Form 10-K:

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.
2.1	Amended and Restated Separation and Distribution Agreement by and between The LGL Group, Inc. and M-tron Industries, Inc., dated August 19, 2022.	10	001-41391	2.1	August 19, 2022

3.	Articles of Incorporation and Bylaws.
3.1	Amended and Restated Certificate of Incorporation of M-tron Industries, Inc.	10	001-41391	3.1	August 3, 2022
3.2	Amended and Restated Bylaws of M-tron Industries, Inc.	10	001-41391	3.2	August 3, 2022

4.	Instruments Defining the Rights of Security Holders.
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-41391	4.2	March 30, 2023
4.2	Form of Indemnification Agreement by and between M-tron Industries, Inc. and its executive officers and directors. +					X

10.	Material Contracts.
10.1	Amended and Restated Transitional Administrative and Management Services Agreement by and between The LGL Group, Inc. and M-tron Industries, Inc., dated August 19, 2022.	10	001-41391	10.1	August 19, 2022
10.2	Amended and Restated Tax Indemnity and Sharing Agreement by and between The LGL Group, Inc. and M-tron Industries, Inc., dated August 19, 2022.	10	001-41391	10.2	August 19, 2022
10.3	Credit Agreement by and among M-Tron Industries, Inc., Piezo Technology, Inc. and Fifth Third Bank, National Association, dated June 15, 2022.	10	001-41391	10.3	July 18, 2022
10.4	Promissory Note in favor of Fifth Third Bank, National Association, dated June 15, 2022.	10	001-41391	10.4	July 18, 2022

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.5	Security Agreement by and among M-Tron Industries, Inc. and Fifth Third Bank, National Association, dated June 15, 2022.	10	001-41391	10.5	July 18, 2022
10.6	Security Agreement by and among Piezo Technology, Inc. and Fifth Third Bank, National Association, dated June 15, 2022.	10	001-41391	10.6	July 18, 2022
10.7	Amended and Restated 2022 Incentive Plan of M-tron Industries, Inc. +	10	001-41391	4.1	August 19, 2022
10.7a	Form of Stock Option Agreement under Amended and Restated 2022 Incentive Plan of M-tron Industries, Inc. +					X
10.7b	Form of Restricted Stock Agreement under Amended and Restated 2022 Incentive Plan of M-tron Industries, Inc. +					X
10.8	Separation Agreement and General Release, by and between M-tron Industries, Inc. and James W. Tivy, dated April 16, 2024.					X
10.9	Separation Agreement and General Release, by and between M-tron Industries, Inc. and Michael J. Ferrantino, Jr., dated February 17, 2025.					X

19.1	M-tron Industries, Inc. Insider Trading Policy.					X

21.1	Subsidiaries of M-tron Industries, Inc.					X

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

97.1	Recovery of Erroneously Awarded Compensation Policy	10-K	001-41391	97.1	March 25, 2024

101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
*

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

+	Indicates management or compensatory plan.

(c)	Financial Statement Schedules:

None.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M-TRON INDUSTRIES, INC.
(Registrant)

March 27, 2025	By:	/s/ Cameron Pforr
Cameron Pforr
Interim Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	CAPACITY	DATE

/s/ Cameron Pforr	Interim Chief Executive Officer and Chief Financial Officer	March 27, 2025
CAMERON PFORR	(Principal Executive Officer and Principal Financial Officer)

/s/ Linda M. Biles	Executive Vice President - Finance	March 27, 2025
LINDA M. BILES	(Principal Accounting Officer)

/s/ Bel Lazar	Chairman and Director	March 27, 2025
BEL LAZAR

/s/ Marc J. Gabelli	Special Advisor to the Chairman and Director	March 27, 2025
MARC J. GABELLI

/s/ Ivan Arteaga	Director	March 27, 2025
IVAN ARTEAGA

/s/ David M. Goldman	Director	March 27, 2025
DAVID M. GOLDMAN

/s/ Robert V. LaPenta, Jr.	Director	March 27, 2025
ROBERT V. LAPENTA, JR.

/s/ John S. Mega	Director	March 27, 2025
JOHN S. MEGA

/s/ Hendi Susanto	Director	March 27, 2025
HENDI SUSANTO