Form 10-Q
period 2025-03-31
M-tron Industries, Inc.
filed 2025-05-13
CIK 1902314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 001-41391

M-tron Industries, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-0457944
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2525 Shader Rd., Orlando, Florida	32804
(Address of principal executive offices)	(Zip Code)

(407) 298-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	MPTI	NYSE American
Warrants to Purchases Shares of Common Stock, Expiring on or before April 25, 2028	MPTI WS	NYSE American

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

As of April 30, 2025, the registrant had 2,917,329 shares of common stock, $0.01 par value per share, outstanding.

M-TRON INDUSTRIES, INC.

Form 10-Q for the Period Ended March 31, 2025

Cautionary Note Concerning Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q of M-tron Industries, Inc. ("Mtron" or the "Company") and the Company's other communications and statements, other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company intends for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about the Company's beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company's control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," "target," "goal," and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. Therefore, such statements are not intended to be a guarantee of the Company's performance in future periods. The Company's actual future results may differ materially from those set forth in the Company's forward-looking statements. For information concerning these factors and related matters, see "Risk Factors" in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission ("SEC") on March 27, 2025. However, other factors besides those referenced could adversely affect the Company's results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Quarterly Report on Form 10-Q. The Company does not undertake to update any forward-looking statement, except as required by law. As a result, you should not place undue reliance on these forward-looking statements.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

M-tron Industries, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2025	2024
Revenues	$12,732	$11,185
Costs and expenses:
Manufacturing cost of sales	7,326	6,406
Engineering, selling and administrative	3,393	2,990
Total costs and expenses	10,719	9,396
Operating income	2,013	1,789
Other income:
Interest income, net	111	32
Other (expense) income, net	(10)	42
Total other income, net	101	74
Income before income taxes	2,114	1,863
Income tax expense	484	377
Net income	$1,630	$1,486

Income per common share:
Basic	$0.57	$0.55
Diluted	$0.56	$0.53

Weighted average shares outstanding:
Basic	2,841,357	2,716,202
Diluted	2,906,144	2,784,960

See accompanying Notes to the Condensed Consolidated Financial Statements.

M-tron Industries, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)	March 31, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$13,662	$12,641
Accounts receivable, net of reserves of $201 and $182, respectively	6,718	6,842
Inventories, net	9,365	9,509
Prepaid expenses and other current assets	694	760
Total current assets	30,439	29,752
Property, plant and equipment, net	5,397	5,061
Right-of-use lease asset	238	9
Intangible assets, net	40	40
Deferred income tax asset	1,650	1,623
Other assets	1	3
Total assets	$37,765	$36,488

Liabilities:
Current liabilities:
Accounts payable	$2,010	$1,423
Accrued compensation and commissions	1,415	3,235
Other accrued expenses	890	500
Income taxes payable	258	58
Total current liabilities	4,573	5,216
Long-term lease liability	41	—
Total liabilities	4,614	5,216

Commitments and Contingencies (Note 10)

Stockholders' equity:
Preferred stock ($0.01 par value; 5,000,000 shares authorized, none issued)	—	—
Common stock ($0.01 par value; 25,000,000 shares authorized; 2,913,979 and 2,911,165 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	28	28
Additional paid-in capital	20,156	19,907
Retained earnings	12,967	11,337
Total stockholders' equity	33,151	31,272
Total liabilities and stockholders' equity	$37,765	$36,488

See accompanying Notes to the Condensed Consolidated Financial Statements.

M-tron Industries, Inc.

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance at December 31, 2024	$—	$28	$19,907	$11,337	$31,272
Net income	—	—	—	1,630	1,630
Stock-based compensation expense	—	—	249	—	249
Exercise of stock options	—	—	—	—	—
Balance at March 31, 2025	$—	$28	$20,156	$12,967	$33,151

(in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance at December 31, 2023	$—	$27	$16,167	$3,701	$19,895
Net income	—	—	—	1,486	1,486
Stock-based compensation expense	—	—	207	—	207
Exercise of stock options	—	—	127	—	127
Balance at March 31, 2024	$—	$27	$16,501	$5,187	$21,715

See accompanying Notes to the Condensed Consolidated Financial Statements.

M-tron Industries, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2025	2024
Cash flows from operating activities:
Net income	$1,630	$1,486
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Depreciation	250	219
Amortization of finite-lived intangible assets	—	5
Stock-based compensation expense	249	207
Deferred income tax provision	(27)	(61)
Changes in operating assets and liabilities:
Increase in accounts receivable, net	124	(792)
Increase in inventories, net	144	(277)
Decrease in prepaid expenses and other assets	68	36
Increase in accounts payable, accrued compensation and commissions expense and other	(831)	673
Total adjustments	(23)	10
Net cash provided by operating activities	1,607	1,496
Cash flows from investing activities:
Capital expenditures	(586)	(122)
Net cash used in investing activities	(586)	(122)
Cash flows from financing activities:
Proceeds from stock option exercise	—	127
Net cash provided by financing activities	—	127
Increase in cash and cash equivalents	1,021	1,501
Cash and cash equivalents at beginning of period	12,641	3,913
Cash and cash equivalents at end of period	$13,662	$5,414

Supplemental Disclosure:
Cash paid for interest	$2	$4
Cash paid for income taxes	$23	$29

See accompanying Notes to the Condensed Consolidated Financial Statements.

M-tron Industries, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

1.     Background and Description of Business

Originally founded in 1965, M-tron Industries, Inc. (the "Company," "Mtron," "we," "us," or "our") is engaged in the designing, manufacturing and marketing of highly engineered, high reliability frequency and spectrum control products used to control the frequency or timing of signals in electronic circuits in various applications. Mtron's primary markets are defense, aerospace, space, and avionics.

Our component-level devices and modules are used extensively in electronic systems for applications in commercial and military defense, aerospace, satellites, down-hole drilling, medical devices, instrumentation, industrial devices and in infrastructure equipment for the telecommunications and network equipment industries. As an engineering-centric company, Mtron provides close support to the customer throughout its products' entire life cycle, including product design, prototyping, production and subsequent product upgrades and maintenance. This collaborative approach has resulted in the development and growth of long-standing business relationships with its blue-chip customer base.

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

The Company has manufacturing facilities in Orlando, Florida; Yankton, South Dakota; and Noida, India. The Company also has a sales office in Hong Kong. All of Mtron’s production facilities are International Organization for Standardization ("ISO") 9001:2015 certified (the international standard for creating a quality management system) and Restriction of Hazardous Substances ("RoHS") compliant. In addition, its U.S. production facilities in Orlando and Yankton are International Traffic in Arms Regulations ("ITAR") registered and International Aerospace Quality Group AS9100 Rev D certified and our Yankton production facility is Military Standard ("MIL-STD")-790 certified.

We maintain our executive offices at 2525 Shader Road, Orlando, Florida 32804. Our telephone number is (407) 298-2000. Our Internet address is www.mtron.com. Our common stock and warrants are traded on the NYSE American under the symbols "MPTI" and "MPTI WS," respectively.

2.     Summary of Significant Accounting Policies

During the three months ended March 31, 2025, there were no material changes to our significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Annual Report") filed with the Securities and Exchange Commission (the "SEC") on March 27, 2025. For additional information, refer to Note 2 to the audited Consolidated Financial Statements in the 2024 Annual Report.

Basis of Presentation

These unaudited Condensed Consolidated Financial Statements do not include all disclosures that are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and should be read in conjunction with the audited Consolidated and Combined Financial Statements and the related notes included in the 2024 Annual Report. The consolidated financial information as of  December 31, 2024 included herein has been derived from the audited Consolidated Financial Statements in the 2024 Annual Report.

In the opinion of management, these Condensed Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments, including eliminations of material intercompany accounts and transactions) considered necessary for a fair statement of the results presented herein. Operating results for the three months ended  March 31, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025.

Use of Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Research and Development Costs

Research and development costs are charged to operations as incurred. For the three months ended  March 31, 2025 and 2024, such costs were approximately $722 and $633, respectively. Such costs are included within Engineering, selling and administrative expenses on the Condensed Consolidated Statements of Operations.

M-tron Industries, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Concentration Risks

For the three months ended  March 31, 2025, the Company's largest and second largest customers accounted for $4,249, or 33.4%, and $1,336, or 10.5%, of the Company's total revenues, respectively. For the three months ended March 31, 2024, the Company's largest and second largest customers accounted for $4,875, or 43.6%, and $2,203, or 19.7%, of the Company’s total revenues, respectively.

A significant portion of the Company's accounts receivable is concentrated with a relatively small number of customers. As of March 31, 2025, the Company's four largest customers accounted for approximately $3,971, or 57.4%, of gross accounts receivable. As of December 31, 2024, four of the Company's largest customers accounted for approximately $4,648, or 66.2%, of gross accounts receivable. The Company carefully evaluates the creditworthiness of its customers in deciding to extend credit. As a result, the Company has experienced very low historical bad debt expense and believes the related risk to be minimal.

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

We performed an assessment to determine if there were any indicators of impairment as of  March 31, 2025 and December 31, 2024.We concluded that, while there were events and circumstances in the macro-environment that did impact us, we did not experience any entity-specific indicators of asset impairment and no triggering events occurred.

Accounting Standards Adopted

Segment Reporting

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), to address improvements to reportable segment disclosures. The standard primarily requires the following disclosure on an annual and interim basis: (i) significant segment expenses that are regularly provided to chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss; and (ii) other segment items and description of its composition. The standard also requires current annual disclosures about a reportable segment's profits or losses and assets to be disclosed in interim periods and the title and position of the CODM with an explanation of how the CODM uses the report measure(s) of segment profits or losses in assessing segment performance. The provisions of the standard are effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The standard is applied retrospectively to all prior periods presented. The Company adopted ASU 2023-07 in December 2024. Refer to Note 3 - Segment Information for further information.

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

M-tron Industries, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

3.     Segment Information

Chief Operating Decision Maker

The Company's chief operating decision maker ("CODM") is the Chief Executive Officer.

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

The measure of segment assets is reported on the Consolidated Balance Sheets as consolidated Total assets.

The following table presents Mtron's operations for the Electronic Components segment for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Revenues	$12,732	$11,185

Less:
Cost of goods sold	5,221	5,276
Manufacturing expenses	2,105	1,130
Segment gross profit	$5,406	$4,779

Less:
Research and development costs	722	633
Selling and commissions	975	784
General and administrative expenses	1,670	1,547
Income tax expense	484	377
Other segment items (a)	(75)	(48)
Segment net income	$1,630	$1,486

Reconciliation of Segment gross profit to Consolidated net income
Segment operating expenses, net	(3,393)	(2,990)
Other income	101	74
Income tax expense	(484)	(377)
Consolidated net income	$1,630	$1,486

Reconciliation of Segment net income to Consolidated net income
Adjustments and reconciling items	—	—
Consolidated net income	$1,630	$1,486
(a)	Other segment items includes the following:
•	Interest income
•	Income received under the Amended and Restated Transitional Administrative and Management Services Agreement with LGL Group
•	Foreign currency gains and losses
•	Expense reimbursements paid to / received from LGL Group

M-tron Industries, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Other Segment Disclosures

The following tables present other segment information for the Electronic Components segment as of  March 31, 2025 and  December 31, 2024 and for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Interest income	$115	$36
Interest expense	(4)	(4)
Depreciation	250	219
Amortization	—	5
Other significant non-cash items
Stock-based compensation	249	207

Capital expenditures	(586)	(122)

	March 31, 2025	December 31, 2024
Total assets	$37,765	$36,488

4.     Related Party Transactions

In the normal course of business, the Company enters into various transactions with affiliated companies. Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial or operating decisions.

The following table summarizes income and expenses from transactions with related parties for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025		2024
	Income	Expense	Income	Expense
GAMCO Investors, Inc.	$114	$—	$34	$—
The LGL Group, Inc.	12	26	12	26
Total	$126	$26	$46	$26

The following table summarizes assets and liabilities with related parties as of  March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
GAMCO Investors, Inc.	$12,029	$—	$10,415	$—
The LGL Group, Inc.	68	—	59	—
Total	$12,097	$—	$10,474	$—

The material agreements whereby the Company generates revenues and expenses with affiliated entities are discussed below:

Investment Activity with GAMCO Investors, Inc.

Certain balances are held and invested in U.S. Treasury funds managed or advised by GAMCO Investors, Inc. or one of its subsidiaries (collectively, "GAMCO" or the "Fund Manager"), which is related to the Company through certain of our shareholders. For the three months ended March 31, 2025 and 2024, the Company paid the Fund Manager a fund management fee of approximately 8 basis points annually of the asset balances under management, which are not paid directly by the Company and are deducted prior to the fund striking its net asset value ("NAV").

As of  March 31, 2025 and December 31, 2024, the balance with the Fund Manager was $12,029 and $10,415, respectively, all of which was classified within Cash and cash equivalents on the Condensed Consolidated Balance Sheets.

For the three months ended March 31, 2025 and 2024, the Company earned income on its investments with the Fund Manager totaling $114 and $34, respectively, all of which was included in Interest income on the Condensed Consolidated Statements of Operations.

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

Mtron and The LGL Group, Inc. ("LGL Group") entered into an Amended and Restated Transitional Administrative and Management Services Agreement ("Mtron TSA"), which sets out the terms for services to be provided between the two companies post Separation. The current terms result in a net monthly payment of $4 per month from LGL Group to Mtron.

For the three months ended March 31, 2025 and 2024, LGL Group paid the Company $12 under the terms of the Mtron TSA, which were recorded in Other income (expense), net on the Condensed Consolidated Statements of Operations.

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

For the three months ended March 31, 2025 and 2024, no taxes related to the Distribution have been recorded in the Condensed Consolidated Financial Statements.

Other Transactions

Mtron and LGL Group agreed to share the salaries and benefits related to certain employees incurred by LGL Group. For the three months ended March 31, 2025 and 2024, the Company reimbursed LGL Group $26 of the salaries and benefits of certain employees, respectively, which represents 50% of those costs and were recorded in Engineering, selling and administrative on the Condensed Consolidated Statements of Operations.

5.     Income Taxes

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

The effective tax rate for the three months ended March 31, 2025 and 2024 was 22.9% and 20.2%, respectively. Differences between the Company's effective income tax rate and the U.S. federal statutory rate are primarily the impact of research and development credits, permanent differences, and state taxes.

6.     Revolving Credit Agreement

On June 15, 2022, Mtron entered into a loan agreement (the "Loan Agreement") for a revolving line of credit with Fifth Third Bank, National Association ("Fifth Third Bank"), for up to $5,000 bearing interest at the Secured Overnight Financing Rate ("SOFR") plus a margin of 2.25%, with a SOFR floor of 0.00%. The Loan Agreement has a maturity date of June 15, 2025 and contains various affirmative and negative covenants that are customary for lines of credit and transactions of this type, including limitations on the incurrence of debt and liabilities, as well as financial reporting requirements. The Loan Agreement also imposes certain financial covenants based on Debt Service Coverage Ratio, Current Ratio, and the Ratio of Total Liabilities to Total Net Worth (as such terms are defined in the Loan Agreement). All loans pursuant to the Loan Agreement will be secured by a continuing and unconditional first priority security interest in and to any and all property of the Company.

As of  March 31, 2025 and December 31, 2024, there were no outstanding borrowings under the revolving line of credit with Fifth Third Bank.

M-tron Industries, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

7.     Stock-Based Compensation

Under the Company's Amended and Restated 2022 Incentive Plan (the "2022 Plan"), stock-based compensation may be awarded to employees, advisors and members of the Board. As of  March 31, 2025, 252,416 shares remained available for future issuance under the 2022 Plan.

The following table summarizes stock-based compensation expense, which includes expenses related to awards granted under the 2022 Plan, for the periods indicated:

	For the Three Months Ended
	2025	2024
Restricted stock awards	$249	$207
Total	$249	$207

Restricted Stock Awards

The following table summarizes restricted stock awards activity for the three months ended March 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
Balance as of December 31, 2024	70,124	$22.90	$1,606
Granted	2,814	37.39	105
Vested	(2,814)	(37.39)	(105)
Canceled	—	—	—
Balance as of March 31, 2025	70,124	$22.90	$1,606

As of March 31, 2025, there was $1,227 of total unrecognized compensation cost related to unvested shares granted. The cost is expected to be recognized over a weighted-average period of 1.7 years.

Stock Options

The following table provides a rollforward of stock option activity for the three months ended March 31, 2025:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value
Outstanding and exercisable as of December 31, 2024	98,014	$36.06	$10.98	2.0	$1,212
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding and exercisable as of March 31, 2025	98,014	$36.06	$10.98	1.7	$831

M-tron Industries, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

8.     Stockholders' Equity

Shares Outstanding

The following table presents a rollforward of outstanding shares for the periods indicated:

	Three Months Ended March 31, 2025			Year Ended December 31, 2024
	Common Stock Issued	Held in Treasury	Common Stock Outstanding	Common Stock Issued	Held in Treasury	Common Stock Outstanding
Shares, beginning of period	2,911,165	—	2,911,165	2,786,321	—	2,786,321
Stock-based compensation	2,814	—	2,814	32,548	—	32,548
Exercise of stock options	—	—	—	92,296	—	92,296
Shares, end of period	2,913,979	—	2,913,979	2,911,165	—	2,911,165

9.     Earnings per Share ("EPS")

The following table presents a reconciliation of Net income and shares used in calculating basic and diluted net income per common share for the periods indicated:

	Three Months Ended March 31,
(in thousands, except share data)	2025	2024
Numerator for EPS:
Net income	$1,630	$1,486

Denominator for EPS:
Weighted average shares outstanding - basic	2,841,357	2,716,202
Dilutive effects:
Stock options	23,563	7,581
Restricted stock	41,224	61,177
Weighted average shares outstanding - diluted	2,906,144	2,784,960

Income per common share:
Basic	$0.57	$0.55
Diluted	$0.56	$0.53

10.     Commitments and Contingencies

In the ordinary course of business, the Company and its subsidiaries may become defendants in certain product liability, patent infringement, worker claims and other litigation. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. The Company has no legal accrual for contingencies as of March 31, 2025 and December 31, 2024.

M-tron Industries, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

11.     Other Financial Statement Information

Inventories, Net

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out ("FIFO") method. The Company reduces the value of its inventories to net realizable value when the net realizable value is believed to be less than the cost of the item.

The components of inventory as of  March 31, 2025 and  December 31, 2024 are summarized below:

	March 31, 2025	December 31, 2024
Raw materials	$4,340	$4,349
Work in process	4,715	4,876
Finished goods	1,844	1,720
Total gross inventory	10,899	10,945
Reserve for excess and obsolete inventory	(1,534)	(1,436)
Total Inventories, net	$9,365	$9,509

Property, Plant and Equipment, Net

The components of property, plant and equipment as of  March 31, 2025 and  December 31, 2024 are summarized below:

	March 31, 2025	December 31, 2024
Land	$536	$536
Buildings and improvements	5,496	5,496
Machinery and equipment	22,250	21,664
Gross property, plant and equipment	28,282	27,696
Less: Accumulated depreciation	(22,885)	(22,635)
Property, plant and equipment, net	$5,397	$5,061

12.     Domestic and Foreign Revenues

Significant foreign revenues from operations (10% or more of foreign sales) for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Malaysia	$1,259	$882
Greece	245	388
Australia	63	774
All other foreign countries	822	626
Total foreign revenues	$2,389	$2,670
Total domestic revenues	$10,343	$8,515

The Company allocates its foreign revenue based on the customer's ship-to location.

13.    Subsequent Events

The Company has evaluated events and transactions that occurred after the balance sheet date through the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events, except as noted below, that would have required adjustment or disclosure in the consolidated financial statements.

Warrant Dividend

On February 27, 2025, Mtron's Board of Directors declared a warrant dividend to shareholders of record as of March 10, 2025. On April 25, 2025, 2,911,165 warrants were distributed to shareholders. The warrants are listed on the NYSE American under the ticker "MPTI WS." Five (5) warrants will entitle their holder to purchase one (1) share of Mtron common stock at an exercise price of $47.50 per share. The warrants are exercisable beginning at the earlier of (i) thirty (30) prior to  April 25, 2028, the calendar expiration date, or (ii) the date on which the average volume weighted average price ("VWAP") for Mtron common stock is greater than or equal to $52.00 per share for the prior thirty (30) consecutive trading period (the "Trigger"). The warrants expire on the earlier of (i) April 25, 2028 or (ii) thirty (30) days immediately after the Company's public announcement that the Trigger has occurred. Additionally, warrant holders exercising their full allotment of warrants can apply to subscribe for any or all share of common stock issuable pursuant to any outstanding but unexercised warrants.

Assuming that all warrants are exercised, the net proceeds from the exercise of the warrants will be $27.5 million. The Company intends to use the net proceeds from the exercise of the warrants for general corporate purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the audited Consolidated and Combined Financial Statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the "SEC") on March 27, 2025. The terms the "Company,", "Mtron," "MPTI," "we," "our," or "us" refer to M-tron Industries, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our Condensed Consolidated Financial Statements and the notes thereto.

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

Overview

Mtron is engaged in the designing, manufacturing and marketing of highly-engineered, high reliability frequency and spectrum control products used to control the frequency or timing of signals in electronic circuits in various applications. Mtron's primary markets are defense, aerospace, space, and avionics.

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and all of its majority-owned subsidiaries.

Trends and Uncertainties

We are not aware of any material trends or uncertainties, other than national economic conditions affecting our industry generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on our revenues or income other than the one listed below and the risk factors disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 27, 2025.

Tariffs

The current U.S. federal administration has imposed tariffs on certain products and materials entering the United States imported from other countries. Additionally, foreign governments have imposed retaliatory tariffs on products and materials exported from the United States. The increase in tariffs could have an adverse impact on Manufacturing cost of sales as these tariffs could increase our costs at a higher rate than our revenues, the extent of which is unknown as the Company is pursuing various avenues to reduce the potential impact. To date, we have seen no impact from tariffs on demand for our products.

Results of Operations

The following table presents our Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024	$ Change	% Change
Revenues	$12,732	$11,185	$1,547	13.8%
Costs and expenses:
Manufacturing cost of sales	7,326	6,406	920	14.4%
Engineering, selling and administrative	3,393	2,990	403	13.5%
Total costs and expenses	10,719	9,396	1,323	14.1%
Operating income	2,013	1,789	224	12.5%
Other income:
Interest income, net	111	32	79	246.9%
Other (expense) income, net	(10)	42	(52)	-123.8%
Total other income, net	101	74	27	36.5%
Income before income taxes	2,114	1,863	251	13.5%
Income tax expense	484	377	107	28.4%
Net income	$1,630	$1,486	$144	9.7%

Three months ended March 31, 2025 compared to three months ended March 31, 2024

Total Revenues

Total revenues increased $1,547, or 13.8%, from $11,185 for the three months ended March 31, 2024 to $12,732 for the three months ended March 31, 2025 primarily due to strong defense product shipments.

Total Costs and Expenses

Total expenses increased $1,323, or 14.1%, from $9,396 for the three months ended March 31, 2024 to $10,719 for the three months ended March 31, 2025. The increase is primarily due to the following:

•

a $920, or 14.4%, increase in Manufacturing cost of sales from $6,406 for the three months ended March 31, 2024 to $7,326 for the three months ended March 31, 2025 driven by higher revenues and the introduction of new products; and

•

a $403, or 13.5%, increase in Engineering, selling and administrative from $2,990 for the three months ended March 31, 2024 to $3,393 for the three months ended March 31, 2025 from higher research and development costs, higher sales commissions related to an increase in revenues, and an increase in corporate expenses consistent with the overall growth in the business.

Gross Margin

Gross margin (Revenues less Manufacturing cost of sales as a percentage of Revenues) decreased 27 basis points from 42.7% for the three months ended March 31, 2024 to 42.5% for the three months ended March 31, 2025 reflecting higher revenues and the increase in production of several new products, which resulted in higher initial manufacturing costs.

Total Other Income, Net

Total Other income, net increased $27, or 36.5%, from $74 for the three months ended March 31, 2024 to $101 for the three months ended March 31, 2025. The increase is primarily due to a $79, or 246.9%, increase in Interest income, net from $32 for the three months ended March 31, 2024 to $111 for the three months ended March 31, 2025 primarily due to higher balances invested in money market mutual funds.

The increase was partially offset by a $52, or 123.8%, decrease in Other income (expense), net from $42 for the three months ended March 31, 2024 to ($10) for the three months ended March 31, 2025 primarily due to unfavorable currency movements related to our India production facility.

Income Tax Expense

Income tax expense increased $107, or 28.4%, from $377 for the three months ended March 31, 2024 to $484 for the three months ended March 31, 2025 primarily due to the increase in Income before income taxes driven by the increase in revenues discussed above.

Backlog

As of March 31, 2025, our order backlog was $55,501, an increase of $8,262, or 17.5%, from $47,239 as of December 31, 2024 and an increase of $9,371, or 20.3%, from $46,130 as of March 31, 2024. The increase in backlog from December 31, 2024 is primarily due to several large orderes received during the quarter. The nature of a program centric business model materially affects backlog based on the timing and size of the orders.

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

Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA") is derived by excluding the items set forth below from Income before income taxes. Excluded items include the following:

•	Interest income
•	Interest expense
•	Depreciation
•	Amortization
•	Non-cash stock-based compensation
•	Other discrete items that might have a significant impact on comparable GAAP measures and could distort the evaluation of our normal operating performance.

Reconciliation of GAAP Income Before Income Taxes to Non-GAAP Adjusted EBITDA

The following table presents a reconciliation of income before income taxes to Adjusted EBITDA, a non-GAAP measure:

	Three Months Ended March 31,
(in thousands, except share data)	2025	2024
Income before income taxes	$2,114	$1,863
Adjustments:
Interest income	(111)	(32)
Depreciation	250	219
Amortization	—	5
Total adjustments	139	192
EBITDA	2,253	2,055
Non-cash stock compensation	249	207
Adjusted EBITDA	$2,502	$2,262

Three months ended March 31, 2025 compared to three months ended March 31, 2024

Adjusted EBITDA increased $240 from $2,262 for the three months ended March 31, 2024 to $2,502 for the three months ended March 31, 2025 primarily due to higher revenues and continued containment of operating expenses partially offset by higher interest income.

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

As of March 31, 2025 and December 31, 2024, Cash and cash equivalents were $13,662 and $12,641, respectively.

Cash Flow Activity

The following table presents the cash flow activity for the periods indicated:

	As of March 31,
(in thousands)	2025	2024
Cash and cash equivalents, beginning of period	$12,641	$3,913
Cash provided by operating activities	1,607	1,496
Cash used in investing activities	(586)	(122)
Cash provided by financing activities	—	127
Net change in cash and cash equivalents	1,021	1,501
Cash and cash equivalents, end of period	$13,662	$5,414

Operating Activities

Cash provided by operating activities was $1,607 for the three months ended March 31, 2025 compared to cash provided by operating activities of $1,496 for the three months ended March 31, 2024, an increase of $111, primarily due to the following:

•	Net income increased $144 from $1,486 for the three months ended March 31, 2024 to $1,630 for the three months ended March 31, 2025.
•	Stock-based compensation increased $42 from $207 for the three months ended March 31, 2024 to $249 for the three months ended March 31, 2025.

The increase was partially offset by:

•	Net change in operating assets and liabilities decreased $135 from ($360) for the three months ended March 31, 2024 to ($495) for the three months ended March 31, 2025.

Our working capital metrics and ratios were as follows:

(in thousands)	March 31, 2025	December 31, 2024
Current assets	$30,439	$29,752
Less: Current liabilities	4,573	5,216
Working capital	$25,866	$24,536

Current ratio	6.7	5.7

Management continues to focus on efficiently managing working capital requirements to match operating activity levels and will seek to deploy the Company’s working capital where it will generate the greatest returns.

Investing Activities

Cash used in investing activities was $586 for the three months ended March 31, 2025 compared to cash used in investing activities of $122 for the three months ended March 31, 2024, an increase of $464, primarily due to the timing of purchases of equipment.

Financing Activities

Cash provided by financing activities was $0 for the three months ended March 31, 2025 compared to cash provided by financing activities of $127 for the three months ended March 31, 2024, a decrease of $127, primarily due to the exercise of stock options by an executive officer in 2024.

Capital Resources

We believe that existing cash and cash equivalents, marketable securities and cash generated from operations will provide sufficient liquidity to meet our ongoing working capital and capital expenditure requirements for the next 12 months from the date of this filing. At various times throughout the year and as of March 31, 2025 and December 31, 2024, some deposits held at financial institutions were in excess of federally insured limits. The Company has not experienced any losses related to these balances.

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

As of March 31, 2025 and December 31, 2024, there were no outstanding borrowings under the revolving line of credit with Fifth Third Bank.

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

There have been no material changes to the critical accounting estimates disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 27, 2025.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2025 was conducted under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2025, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or to which our or their properties are subject.

Item 5.	Other Information

During the three months ended March 31, 2025, none of our directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K of the Exchange Act.

Item 6.	Exhibits

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K):

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.
2.1	Amended and Restated Separation and Distribution Agreement by and between The LGL Group, Inc. and M-tron Industries, Inc., dated August 19, 2022.	10	001-41391	2.1	August 19, 2022

3.	Articles of Incorporation and Bylaws.
3.1	Amended and Restated Certificate of Incorporation of M-tron Industries, Inc.	10	001-41391	3.1	August 3, 2022
3.2	Amended and Restated Bylaws of M-tron Industries, Inc.	10	001-41391	3.2	August 3, 2022

4.	Instruments Defining the Rights of Security Holders.
4.1	Warrant Agreement, dated as of April 25, 2025, by and among M-tron Industries, Inc., Computershare Inc., and Computershare Trust Company, N.A.					X

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101					X
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

M-TRON INDUSTRIES, INC.
(Registrant)

Date: May 13, 2025	By:	/s/ Cameron Pforr
Cameron Pforr
Interim Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Date: May 13, 2025	By:	/s/ Linda M. Biles
Linda M. Biles
Executive Vice President - Finance (Principal Accounting Officer)