Form 10-Q
period 2025-06-30
M-tron Industries, Inc.
filed 2025-08-12
CIK 1902314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 001-41391

M-tron Industries, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-0457944
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2525 Shader Rd., Orlando, Florida	32804
(Address of principal executive offices)	(Zip Code)

(407) 298-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	MPTI	NYSE American
Warrants to Purchase Shares of Common Stock, Expiring on or before April 25, 2028	MPTI WS	NYSE American

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

As of July 31, 2025, the registrant had 2,923,905 shares of common stock, $0.01 par value per share, outstanding.

M-tron Industries, Inc.

Form 10-Q for the Period Ended June 30, 2025

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

M-tron Industries, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2025	2024	2025	2024
Revenues	$13,282	$11,808	$26,014	$22,993
Costs and expenses:
Manufacturing cost of sales	7,490	6,307	14,816	12,713
Engineering, selling and administrative	3,948	3,394	7,341	6,384
Total costs and expenses	11,438	9,701	22,157	19,097
Operating income	1,844	2,107	3,857	3,896
Other income (expense):
Interest income, net	124	44	235	76
Other income (expense), net	27	(5)	17	37
Total other income, net	151	39	252	113
Income before income taxes	1,995	2,146	4,109	4,009
Income tax expense	435	402	919	779
Net income	$1,560	$1,744	$3,190	$3,230

Income per common share:
Basic	$0.55	$0.64	$1.12	$1.19
Diluted	$0.53	$0.63	$1.09	$1.16

Weighted average shares outstanding:
Basic	2,853,383	2,728,599	2,848,419	2,723,293
Diluted	2,934,594	2,779,802	2,931,053	2,783,739

See accompanying Notes to the Condensed Consolidated Financial Statements.

M-tron Industries, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)	June 30, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$15,529	$12,641
Accounts receivable, net of reserves of $218 and $182, respectively	6,261	6,842
Inventories, net	9,116	9,509
Prepaid expenses and other current assets	874	760
Total current assets	31,780	29,752
Property, plant and equipment, net	5,939	5,061
Right-of-use lease asset	242	9
Intangible assets, net	40	40
Deferred income tax asset	1,691	1,623
Other assets	—	3
Total assets	$39,692	$36,488

Liabilities:
Current liabilities:
Accounts payable	$1,536	$1,423
Accrued compensation and commissions	2,273	3,235
Other accrued expenses	880	500
Income taxes payable	—	58
Total current liabilities	4,689	5,216
Long-term lease liability	190	—
Total liabilities	4,879	5,216

Commitments and Contingencies (Note 10)

Stockholders' equity:
Preferred stock ($0.01 par value; 5,000,000 shares authorized, none issued)	—	—
Common stock ($0.01 par value; 25,000,000 shares authorized; 2,923,905 and 2,911,165 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	28	28
Additional paid-in capital	20,258	19,907
Retained earnings	14,527	11,337
Total stockholders' equity	34,813	31,272
Total liabilities and stockholders' equity	$39,692	$36,488

See accompanying Notes to the Condensed Consolidated Financial Statements.

M-tron Industries, Inc.

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance at March 31, 2025	$—	$28	$20,156	$12,967	$33,151
Net income	—	—	—	1,560	1,560
Stock-based compensation expense	—	—	278	—	278
Exercise of stock options	—	—	121	—	121
Warrant-related costs	—	—	(297)	—	(297)
Balance at June 30, 2025	$—	$28	$20,258	$14,527	$34,813

(in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance at March 31, 2024	$—	$27	$16,501	$5,187	$21,715
Net income	—	—	—	1,744	1,744
Stock-based compensation expense	—	—	201	—	201
Exercise of stock options	—	—	—	—	—
Warrant-related costs	—	—	—	—	—
Balance at June 30, 2024	$—	$27	$16,702	$6,931	$23,660

See accompanying Notes to the Condensed Consolidated Financial Statements.

M-tron Industries, Inc.

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance at December 31, 2024	$—	$28	$19,907	$11,337	$31,272
Net income	—	—	—	3,190	3,190
Stock-based compensation expense	—	—	527	—	527
Exercise of stock options	—	—	121	—	121
Warrant-related costs	—	—	(297)	—	(297)
Balance at June 30, 2025	$—	$28	$20,258	$14,527	$34,813

(in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance at December 31, 2023	$—	$27	$16,167	$3,701	$19,895
Net income	—	—	—	3,230	3,230
Stock-based compensation expense	—	—	408	—	408
Exercise of stock options	—	—	127	—	127
Warrant-related costs	—	—	—	—	—
Balance at June 30, 2024	$—	$27	$16,702	$6,931	$23,660

See accompanying Notes to the Condensed Consolidated Financial Statements.

M-tron Industries, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands, except share data)	2025	2024
Cash flows from operating activities:
Net income	$3,190	$3,230
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Depreciation	520	439
Amortization of finite-lived intangible assets	—	5
Stock-based compensation expense	527	408
Deferred income tax provision	(68)	(108)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	581	(378)
Decrease (increase) in inventories, net	393	(457)
Increase in prepaid expenses and other assets	(111)	(49)
(Decrease) increase in accounts payable, accrued compensation and commissions expense and other	(570)	366
Total adjustments	1,272	226
Net cash provided by operating activities	4,462	3,456
Cash flows from investing activities:
Capital expenditures	(1,398)	(995)
Net cash used in investing activities	(1,398)	(995)
Cash flows from financing activities:
Proceeds from stock option exercise	121	127
Warrant-related costs	(297)	—
Net cash (used in) provided by financing activities	(176)	127
Increase in cash and cash equivalents	2,888	2,588
Cash and cash equivalents at beginning of period	12,641	3,913
Cash and cash equivalents at end of period	$15,529	$6,501

Supplemental Disclosure:
Cash paid for interest	$4	$5
Cash paid for income taxes	$957	$1,275

See accompanying Notes to the Condensed Consolidated Financial Statements.

M-tron Industries, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

1.     Background and Description of Business

M-tron Industries, Inc. (the "Company," "Mtron," "we," "us," or "our") is engaged in the designing, manufacturing and marketing of highly engineered, high reliability frequency and spectrum control products used to control the frequency or timing of signals in electronic circuits in various applications. Mtron’s primary markets are aerospace & defense, avionics, industrials, and space.

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

We maintain our executive offices at 2525 Shader Road, Orlando, Florida 32804. Our telephone number is (407) 298-2000. Our Internet address is www.mtron.com. Our common stock and warrants are traded on the NYSE American under the symbols "MPTI" and "MPTI WS", respectively.

2.     Summary of Significant Accounting Policies

During the three and six months ended June 30, 2025, there were no material changes to our significant accounting policies included in our Annual Report on Form 10-K for the year ended  December 31, 2024 (the "2024 Annual Report") filed with the Securities and Exchange Commission (the "SEC") on March 27, 2025. For additional information, refer to Note 2 to the audited Consolidated Financial Statements in the 2024 Annual Report.

Basis of Presentation

These unaudited Condensed Consolidated Financial Statements do not include all disclosures that are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and should be read in conjunction with the audited Consolidated and Combined Financial Statements and the related notes included in the 2024 Annual Report. The consolidated financial information as of  December 31, 2024 included herein has been derived from the audited Consolidated and Combined Financial Statements in the 2024 Annual Report.

In the opinion of management, these Condensed Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments, including eliminations of material intercompany accounts and transactions) considered necessary for a fair statement of the results presented herein. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025.

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

M-tron Industries, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Research and Development Costs

Research and development costs are charged to operations as incurred. For the three and six months ended June 30, 2025, research and development costs were approximately $784 and $1,506, respectively. For the three and six months ended June 30, 2024, research and development costs were approximately $682 and $1,315. Such costs are included within Engineering, selling and administrative expenses on the Condensed Consolidated Statements of Operations.

Concentration Risks

For the three months ended June 30, 2025, the Company's largest and second largest customers accounted for $4,476, or 33.7%, and $2,345, or 17.7%, of the Company's Revenues, respectively. For the three months ended June 30, 2024, the Company's largest and second largest customers accounted for $4,452, or 37.7%, and $2,216, or 18.8%, of the Company’s Revenues, respectively.

For the six months ended June 30, 2025, the Company's largest and second largest customers accounted for $8,725, or 33.5%, and $3,681, or 14.2%, of the Company's Revenues, respectively. For the six months ended June 30, 2024, the Company's largest and second largest customers accounted for $9,327, or 40.6%, and $4,419, or 19.2%, of the Company's Revenues, respectively.

A significant portion of the Company's accounts receivable is concentrated with a relatively small number of customers. As of  June 30, 2025, the Company's four largest customers accounted for approximately $4,164, or 64.3%, of gross accounts receivable. As of December 31, 2024, four of the Company's largest customers accounted for approximately $4,648, or 66.2%, of gross accounts receivable. The Company carefully evaluates the creditworthiness of its customers in deciding to extend credit. As a result, the Company has experienced very low historical bad debt expense and believes the related risk to be minimal.

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

We performed an assessment to determine if there were any indicators of impairment as of  June 30, 2025 and December 31, 2024. We concluded that, while there were events and circumstances in the macro-environment that did impact us, we did not experience any entity-specific indicators of asset impairment and no triggering events occurred.

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

The measure of segment assets is reported on the Consolidated Balance Sheets as consolidated Total assets.

The following table presents Mtron's operations for the Electronic Components segment for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$13,282	$11,808	$26,014	$22,993

Less:
Cost of goods sold	5,566	5,385	10,787	10,661
Manufacturing expenses	1,924	922	4,029	2,052
Segment gross profit	$5,792	$5,501	$11,198	$10,280

Less:
Research and development costs	784	682	1,506	1,315
Selling and commissions	1,065	872	2,040	1,656
General and administrative expenses	2,109	1,815	3,779	3,362
Income tax expense	435	402	919	779
Other segment items (a)	(161)	(14)	(236)	(62)
Segment net income	$1,560	$1,744	$3,190	$3,230

Reconciliation of Segment gross profit to Consolidated net income
Segment operating expenses, net	(3,948)	(3,394)	(7,341)	(6,384)
Other income	151	39	252	113
Income tax expense	(435)	(402)	(919)	(779)
Consolidated net income	$1,560	$1,744	$3,190	$3,230

Reconciliation of Segment net income to Consolidated net income
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$1,560	$1,744	$3,190	$3,230
(a)	Other segment items includes the following:
	•	Interest income
	•	Income received under the Amended and Restated Transitional Administrative and Management Services Agreement with LGL Group
	•	Foreign currency gains and losses
	•	Expense reimbursements paid to / received from LGL Group.

M-tron Industries, Inc.
Notes to the Condensed Co
nsolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Other Segment Disclosures

The following tables present other segment information for the Electronic Components segment as of  June 30, 2025 and  December 31, 2024 and for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$127	$48	$242	$84
Interest expense	(3)	(4)	(7)	(8)
Depreciation	270	220	520	439
Amortization	—	—	—	5
Other significant non-cash items:
Stock-based compensation	278	201	527	408

Capital expenditures	(812)	(873)	(1,398)	(995)

	June 30, 2025	December 31, 2024
Total assets	$39,692	$36,488

4.     Related Party Transactions

In the normal course of business, the Company enters into various transactions with affiliated companies. Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial or operating decisions.

The following tables summarize income and expenses from transactions with related parties for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025		2024
	Income	Expense	Income	Expense
GAMCO Investors, Inc.	$127	$—	$45	$—
The LGL Group, Inc.	12	(10)	12	27
Total	$139	$(10)	$57	$27

	Six Months Ended June 30,
	2025		2024
	Income	Expense	Income	Expense
GAMCO Investors, Inc.	$241	$—	$79	$—
The LGL Group, Inc.	24	16	24	53
Total	$265	$16	$103	$53

The following table summarizes assets and liabilities with related parties as of  June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
GAMCO Investors, Inc.	$13,356	$—	$10,415	$—
The LGL Group, Inc.	128	—	59	—
Total	$13,484	$—	$10,474	$—

The material agreements whereby the Company generates revenues and expenses with affiliated entities are discussed below:

Investment Activity with GAMCO Investors, Inc.

Certain balances are held and invested in U.S. Treasury funds managed or advised by GAMCO Investors, Inc. or one of its subsidiaries (collectively, "GAMCO" or the "Fund Manager"), which is related to the Company through certain of our shareholders. For the three and six months ended June 30, 2025, the Company paid the Fund Manager a fund management fee of approximately 8 basis points annually of the asset balances under management. For the three and six months ended June 30, 2024, the Company paid the Fund Manager a fund management fee of approximately 8 basis points annually of the asset balances under management. The fund management fees are not paid directly by the Company and are deducted prior to the fund striking its net asset value ("NAV").

As of  June 30, 2025 and December 31, 2024, the balance with the Fund Manager was $13,356 and $10,415, respectively, all of which was classified within Cash and cash equivalents on the Condensed Consolidated Balance Sheets.

For the three and six months ended June 30, 2025, the Company earned income on its investments with the Fund Manager totaling $127 and $241, respectively, all of which was included in Interest income on the Condensed Consolidated Statements of Operations.

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

For the three months ended June 30, 2025 and 2024, LGL Group paid the Company $12 under the terms of the Mtron TSA, which were recorded in Other income (expense), net on the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2025 and 2024, LGL Group paid the Company $24 under the terms of the Mtron TSA, which were recorded in Other income (expense), net on the Condensed Consolidated Statements of Operations.

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

For the three and six months ended June 30, 2025 and 2024, no taxes related to the Distribution have been recorded in the Condensed Consolidated Financial Statements.

Other Transactions

Mtron and LGL Group agreed to share the salaries and benefits related to certain employees incurred by Mtron and/or LGL Group. For the three months ended June 30, 2025, LGL Group reimbursed the Company $10 of the salaries and benefits of certain employees. For the six months ended June 30, 2025, the Company reimbursed LGL Group $16, respectively, of the salaries and benefits of certain employees.

For the three and six months ended June 30, 2024, the Company reimbursed LGL Group $27 and $53, respectively, of the salaries and benefits of certain employees.

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

The effective tax rate for the three months ended June 30, 2025 and 2024 was 21.8% and 18.7%, respectively. The effective tax rate for the six months ended June 30, 2025 and 2024 was 22.4% and 19.4%, respectively. Differences between the Company’s effective income tax rate and the U.S. federal statutory rate of 21.0% are primarily due to the impact of research and development credits, permanent differences, and state taxes.

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted. This legislation introduced significant and wide-ranging changes to the U.S. federal tax system. Significant components include restoration of 100% accelerated tax depreciation on qualifying property including expansion to cover qualified production property. Another major aspect includes the return to immediate expensing of domestic research and experimental expenditures ("R&E") which in some cases may include retroactive application back to 2021 for businesses with gross receipts of less than $31 million or accelerated tax deductions of R&E that was previously capitalized for larger businesses. The legislation also reinstates EBITDA-based interest deductions for tax purposes and makes several business tax incentives permanent. Less favorable business provisions include limitations on tax deductions for charitable contributions.

OBBBA modified the U.S. International Tax provisions for Global Intangible Low-Taxed Income ("GILTI"), Foreign-Derived Intangible Income ("FDII"), and the Base-erosion Anti-abuse Tax ("BEAT") effective for tax years starting after December 31, 2025. The tax rate on GILTI, renamed Net CFC Tested Income ("NCTI"), is now 12.6%. The FDII rules, renamed Foreign Derived Deduction Eligible Income ("FDDEI"), now carry a 14% tax rate on FDDEI eligible income. OBBBA increases the BEAT rate from 10% to 10.5%.

The Company is currently assessing the potential impact of this legislation on its future financial position, results of operations, and cash flows. In accordance with U.S. GAAP, the effects will be recognized in the period of enactment.

M-tron Industries, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

6.     Revolving Credit Agreement

On June 15, 2022, Mtron entered into a loan agreement (the "Loan Agreement") for a revolving line of credit with Fifth Third Bank, National Association ("Fifth Third Bank"), for up to $5,000 bearing interest at the Secured Overnight Financing Rate ("SOFR") plus a margin of 2.25%, with a SOFR floor of 0.00%. The Loan Agreement has a maturity date of June 15, 2026 and contains various affirmative and negative covenants that are customary for lines of credit and transactions of this type, including limitations on the incurrence of debt and liabilities, as well as financial reporting requirements. The Loan Agreement also imposes certain financial covenants based on Debt Service Coverage Ratio, Current Ratio, and the Ratio of Total Liabilities to Total Net Worth (as such terms are defined in the Loan Agreement). All loans pursuant to the Loan Agreement will be secured by a continuing and unconditional first priority security interest in and to any and all property of the Company.

As of  June 30, 2025 and December 31, 2024, there were no outstanding borrowings under the revolving line of credit with Fifth Third Bank.

7.     Stock-Based Compensation

Under the Company's Amended and Restated 2022 Incentive Plan (the "2022 Plan"), stock-based compensation may be awarded to employees, advisors and members of the Board of Directors. As of  June 30, 2025, 193,916 shares remained available for future issuance under the 2022 Plan.

The following table summarizes stock-based compensation expense, which includes expenses related to awards granted under the 2022 Plan, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restricted stock awards	$181	$201	$430	$408
Stock options	97	—	97	—
Total	$278	$201	$527	$408

Restricted Stock Awards

The following table summarizes restricted stock awards activity for the six months ended June 30, 2025:

(in thousands, except for share data)	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
Balance as of December 31, 2024	70,124	$22.90	$1,606
Granted	13,814	39.74	549
Vested	(6,147)	(30.08)	(185)
Canceled	(4,424)	(11.30)	(50)
Balance as of June 30, 2025	73,367	$21.26	$1,920

As of  June 30, 2025, there was $1,440 of total unrecognized compensation cost related to unvested shares granted. The cost is expected to be recognized over a weighted-average period of 1.7 years.

Stock Options

The Company estimates the fair value of stock options on the grant date using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise. Option awards are generally granted with an exercise price equal to the market price of the Company's stock on the grant date.

The following table presents the weighted-average assumptions for stock options granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected volatility (a)	74.5%	—	74.5%	—
Expected annual dividend yield (b)	0.0%	—	0.0%	—
Risk-free interest rate (c)	3.8%	—	3.8%	—
Expected term, in years (d)	4.0	—	4.0	—
(a)

Because there is insufficient historical stock price data for the Company over the expected term of the options granted, the expected volatility is based on the implied volatility of the Company's historical stock price data (from date of IPO to grant date) appended with the implied volatility of LGL Group's historical stock price data (pre-IPO stock price through the IPO date) blended with the implied volatility of the Company's peers' stock price data (over the entire expected term).

(b)	The dividend yield is 0.0% as the Company is not expected to pay a dividend.
(c)

The risk-free interest rate is based on the average U.S. Treasury zero-coupon rate over the four days prior to the grant date. We chose the risk-free rate that is commensurate with the length of the remaining performance period as of the grant date and interpolated between the yields of the three-year and five-year rates to determine the yield.

(d)	The expected term is the simple average of the vesting period (3 years) and the contractual term (5 years).

M-tron Industries, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

The following table provides a rollforward of stock option activity for the six months ended June 30, 2025:

(in thousands, except for share data)	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value
Outstanding and exercisable as of December 31, 2024	98,014	$36.06	$10.98	2.0	$1,212
Granted	47,500	40.32	23.31
Exercised	(3,350)	(36.06)	(10.98)
Forfeited	(550)	(36.06)	(10.98)
Outstanding as of June 30, 2025	141,614	$37.49	$15.12	2.6	$639
Exercisable as of June 30, 2025	94,114	$36.06	$10.98	1.5	$559

8.     Stockholders' Equity

Shares Outstanding

The following table presents a rollforward of outstanding shares for the periods indicated:

	Six Months Ended June 30, 2025			Year Ended December 31, 2024
	Common Stock Issued	Held in Treasury	Common Stock Outstanding	Common Stock Issued	Held in Treasury	Common Stock Outstanding
Shares, beginning of period	2,911,165	—	2,911,165	2,786,321	—	2,786,321
Stock-based compensation	13,814	—	13,814	32,548	—	32,548
Exercise of stock options	3,350	—	3,350	92,296	—	92,296
Restricted shares forfeited	(4,424)	—	(4,424)	—	—	—
Shares, end of period	2,923,905	—	2,923,905	2,911,165	—	2,911,165

9.     Earnings per Share ("EPS")

The following table presents a reconciliation of Net income and shares used in calculating basic and diluted net income per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2025	2024	2025	2024
Numerator for EPS:
Net income	$1,560	$1,744	$3,190	$3,230

Denominator for EPS:
Weighted average shares outstanding - basic	2,853,383	2,728,599	2,848,419	2,723,293
Dilutive effects (a):
Stock options	24,550	—	25,511	107
Restricted stock	56,661	51,203	57,123	60,339
Weighted average shares outstanding - diluted	2,934,594	2,779,802	2,931,053	2,783,739

Income per common share:
Basic	$0.55	$0.64	$1.12	$1.19
Diluted	$0.53	$0.63	$1.09	$1.16
(a)

For the three and six months ended June 30, 2025, weighted average shares used for calculating earnings per share excludes warrants to purchase 582,233 shares of common stock as the inclusion of this instrument would be antidilutive to the earnings per share calculations.

10.     Commitments and Contingencies

In the ordinary course of business, the Company and its subsidiaries may become defendants in certain product liability, patent infringement, worker claims and other litigation. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. The Company has no legal accrual for contingencies as of June 30, 2025.

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

The components of inventory as of  June 30, 2025 and December 31, 2024 are summarized below:

	June 30, 2025	December 31, 2024
Raw materials	$4,365	$4,349
Work in process	4,599	4,876
Finished goods	1,737	1,720
Total gross inventory	10,701	10,945
Reserve for excess and obsolete inventory	(1,585)	(1,436)
Inventories, net	$9,116	$9,509

Property, Plant and Equipment, Net

The components of property, plant and equipment as of  June 30, 2025 and December 31, 2024 are summarized below:

	June 30, 2025	December 31, 2024
Land	$536	$536
Buildings and improvements	5,570	5,496
Machinery and equipment	22,988	21,664
Gross property, plant and equipment	29,094	27,696
Less: Accumulated depreciation	(23,155)	(22,635)
Property, plant and equipment, net	$5,939	$5,061

12.     Domestic and Foreign Revenues

Significant foreign revenues from operations (10% or more of foreign sales) for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Malaysia	$1,471	$1,426	$2,730	$2,308
Australia	1,140	645	1,203	1,419
Greece	292	—	537	388
All other foreign countries	846	712	1,668	1,338
Total foreign revenues	$3,749	$2,783	$6,138	$5,453
Total domestic revenues	$9,533	$9,025	$19,876	$17,540

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

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the audited Consolidated and Combined Financial Statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the "SEC") on March 27, 2025. The terms the "Company," "Mtron," "MPTI," "we," "our" or "us" refer to M-tron Industries, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our Condensed Consolidated Financial Statements and the notes thereto.

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

Overview

Mtron is engaged in the designing, manufacturing and marketing of highly-engineered, high reliability frequency and spectrum control products used to control the frequency or timing of signals in electronic circuits in various applications. Mtron’s primary markets are aerospace & defense, avionics, industrials, and space.

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

Tariffs

In the first half of 2025, the current U.S. federal administration imposed tariffs on certain products and materials imported into the United States from its trading partners. Additionally, foreign governments have imposed retaliatory tariffs on products and materials exported from the United States. These actions have resulted in market volatility and uncertainty regarding the ultimate effect of the tariffs on global economic conditions, and could further impact the global market for defense, avionics, and other commercial goods. The increase in tariffs have caused an increase in Manufacturing cost of sales, but based on preliminary analysis, we do not anticipate that the tariffs will have a material impact on our operations. The Company is pursuing various avenues to reduce the potential impact, including seeking exemptions and evaluating alternative sources of materials. Based on current conditions, tariffs incurred to date have not had a material impact on our results, but we will continue to monitor developments and assess potential implications as trade policies evolve.

Results of Operations

Three months ended June 30, 2025 compared to three months ended June 30, 2024

The following table presents our Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Revenues	$13,282	$11,808	$1,474	12.5%
Costs and expenses:
Manufacturing cost of sales	7,490	6,307	1,183	18.8%
Engineering, selling and administrative	3,948	3,394	554	16.3%
Total costs and expenses	11,438	9,701	1,737	17.9%
Operating income	1,844	2,107	(263)	-12.5%
Other income (expense):
Interest income, net	124	44	80	181.8%
Other income (expense), net	27	(5)	32	640.0%
Total other income, net	151	39	112	287.2%
Income before income taxes	1,995	2,146	(151)	-7.0%
Income tax expense	435	402	33	8.2%
Net income	$1,560	$1,744	$(184)	-10.6%

Total Revenues

Total revenues increased $1,474, or 12.5%, from $11,808 for the three months ended June 30, 2024 to $13,282 for the three months ended June 30, 2025 primarily due to continued strong defense program product and solution shipments.

Total Costs and Expenses

Total costs and expenses increased $1,737, or 17.9%, from $9,701 for the three months ended June 30, 2024 to $11,438 for the three months ended June 30, 2025. The following items contributed to the overall increase:

•

a $1,183, or 18.8%, increase in Manufacturing cost of sales from $6,307 for the three months ended June 30, 2024 to $7,490 for the three months ended June 30, 2025 primarily due to the increase in production of several new products, which result in higher initial manufacturing costs, as well as the impact of tariffs; and

•

a $554, or 16.3%, increase in Engineering, selling and administrative from $3,394 for the three months ended June 30, 2024 to $3,948 for the three months ended June 30, 2025 from higher research and development investment, higher sales commissions related to an increase in revenues, and an increase in administrative and corporate expenses consistent with the overall growth in the business.

Gross Margin

Gross margin (Revenues less Manufacturing cost of sales as a percentage of Revenues) decreased 298 basis points from 46.6% for the three months ended June 30, 2024 to 43.6% for the three months ended June 30, 2025 reflecting higher revenues partially offset by product mix and the impact of tariffs.

Total Other Income, Net

Total Other income, net increased $112, or 287.2%, from $39 for the three months ended June 30, 2024 to $151 for the three months ended June 30, 2025. The increase was primarily due to a $80, or 181.8%, increase in Interest income (expense), net from $44 for the three months ended June 30, 2024 to $124 for the three months ended June 30, 2025 from higher interest income earned on investments in money market mutual funds.

Income Tax Expense

Income tax expense increased $33, or 8.2%, from $402 for the three months ended June 30, 2024 to $435 for the three months ended June 30, 2025 primarily due to the increase in Income before income taxes driven by the increase in revenues discussed above.

Six months ended June 30, 2025 compared to six months ended June 30, 2024

The following table presents our Condensed Consolidated Statements of Operations for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Revenues	$26,014	$22,993	$3,021	13.1%
Costs and expenses:
Manufacturing cost of sales	14,816	12,713	2,103	16.5%
Engineering, selling and administrative	7,341	6,384	957	15.0%
Total costs and expenses	22,157	19,097	3,060	16.0%
Operating income	3,857	3,896	(39)	-1.0%
Other income (expense):
Interest income, net	235	76	159	209.2%
Other income, net	17	37	(20)	-54.1%
Total other income, net	252	113	139	123.0%
Income before income taxes	4,109	4,009	100	2.5%
Income tax expense	919	779	140	18.0%
Net income	$3,190	$3,230	$(40)	-1.2%

Total Revenues

Total revenues increased $3,021, or 13.1%, from $22,993 for the six months ended June 30, 2024 to $26,014 for the six months ended June 30, 2025 primarily due to continued strong defense program product and solution shipments.

Total Costs and Expenses

Total costs and expenses increased $3,060, or 16.0%, from $19,097 for the six months ended June 30, 2024 to $22,157 for the six months ended June 30, 2025. The following items contributed to the overall increase:

•

a $2,103, or 16.5%, increase in Manufacturing cost of sales from $12,713 for the six months ended June 30, 2024 to $14,816 for the six months ended June 30, 2025 primarily due to the increase in production of several new products, which result in higher initial manufacturing costs as well as the impact of tariffs; and

•

a $957, or 15.0%, increase in Engineering, selling and administrative from $6,384 for the six months ended June 30, 2024 to $7,341 for the six months ended June 30, 2025 from higher research and development investment, higher sales commissions related to an increase in revenues, and an increase in administrative and corporate expenses consistent with the overall growth in the business.

Gross Margin

Gross margin (Revenues less Manufacturing cost of sales as a percentage of Revenues) decreased 166 basis points from 44.7% for the six months ended June 30, 2024 to 43.0% for the six months ended June 30, 2025 reflecting higher revenue partially offset by product mix and the impact of tariffs.

Total Other Income (Expense), Net

Total Other income (expense), net increased $139, or 123.0%, from $113 for the six months ended June 30, 2024 to $252 for the six months ended June 30, 2025. The following items contributed to the overall increase:

•

a $159, or 209.2%, increase in Interest income (expense), net from $76 for the six months ended June 30, 2024 to $235 for the six months ended June 30, 2025 primarily due to interest income earned on investments in money market mutual funds; and

•	a $20, or 54.1%, decrease in Other income (expense), net from $37 for the six months ended June 30, 2024 to $17 for the six months ended June 30, 2025 primarily due to unfavorable currency movements.

Income Tax Expense

Income tax expense increased $140, or 18.0%, from $779 for the six months ended June 30, 2024 to $919 for the six months ended June 30, 2025 primarily due to the increase in Income before income taxes driven by the increase in revenues discussed above.

Backlog

As of June 30, 2025, our order backlog was $61,199, an increase of $13,960, or 29.6%, from $47,239 as of December 31, 2024 and a increase of $15,877, or 35.0%, from $45,322 as of June 30, 2024. The increase in backlog from December 31, 2024 reflects the continued strength of our aerospace & defense and avionics customer orders.

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

Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA") is derived by excluding the items set forth below from Income before income taxes. Excluded items include the following:

•	Interest income
•	Interest expense
•	Depreciation
•	Amortization
•	Non-cash stock-based compensation
•	Other discrete items that might have a significant impact on comparable GAAP measures and could distort the evaluation of our normal operating performance.

Reconciliation of GAAP Income Before Income Taxes to Non-GAAP Adjusted EBITDA

The following table presents a reconciliation of income before income taxes to Adjusted EBITDA, a non-GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2025	2024	2025	2024
Income before income taxes	$1,995	$2,146	$4,109	$4,009
Adjustments:
Interest income	(124)	(44)	(235)	(76)
Depreciation	270	220	520	439
Amortization	—	—	—	5
Total adjustments	146	176	285	368
EBITDA	2,141	2,322	4,394	4,377
Non-cash stock compensation	278	201	527	408
Adjusted EBITDA	$2,419	$2,523	$4,921	$4,785

Three months ended June 30, 2025 compared to three months ended June 30, 2024

Adjusted EBITDA decreased $104 from $2,523 for the three months ended June 30, 2024 to $2,419 for the three months ended June 30, 2025 primarily due to lower gross margins discussed above and higher interest income partially offset by higher depreciation and higher stock-based compensation.

Six months ended June 30, 2025 compared to six months ended June 30, 2024

Adjusted EBITDA increased $136 from $4,785 for the six months ended June 30, 2024 to $4,921 for the six months ended June 30, 2025 primarily due to higher revenues; higher depreciation; and higher stock-based compensation partially offset by higher interest income.

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

As of June 30, 2025 and December 31, 2024, Cash and cash equivalents were $15,529 and $12,641, respectively.

Cash Flow Activity

The following table presents the cash flow activity for the periods indicated:

	As of June 30,
(in thousands)	2025	2024
Cash and cash equivalents, beginning of period	$12,641	$3,913
Cash provided by operating activities	4,462	3,456
Cash used in investing activities	(1,398)	(995)
Cash (used in) provided by financing activities	(176)	127
Net change in cash and cash equivalents	2,888	2,588
Cash and cash equivalents, end of period	$15,529	$6,501

Operating Activities

Cash provided by operating activities was $4,462 for the six months ended June 30, 2025 compared to cash provided by operating activities of $3,456 for the six months ended June 30, 2024, an increase of $1,006, primarily due to the following:

•	Stock-based compensation increased $119 from $408 for the six months ended June 30, 2024 to $527 for the six months ended June 30, 2025.
•	Net change in operating assets and liabilities increased $811 from ($518) for the six months ended June 30, 2024 to $293 for the six months ended June 30, 2025.

Our working capital metrics and ratios were as follows:

(in thousands)	June 30, 2025	December 31, 2024
Current assets	$31,780	$29,752
Less: Current liabilities	4,689	5,216
Working capital	$27,091	$24,536

Current ratio	6.8	5.7

Management continues to focus on efficiently managing working capital requirements to match operating activity levels and will seek to deploy the Company’s working capital where it will generate the greatest returns.

Investing Activities

Cash used in investing activities was $1,398 for the six months ended June 30, 2025 compared to cash used in investing activities of $995 for the six months ended June 30, 2024, an increase of $403, primarily due to the purchase of equipment to support growth, next generation product development, and operational efficiencies during the six months ended June 30, 2025.

Financing Activities

Cash used in financing activities was $176 for the six months ended June 30, 2025 compared to cash provided by financing activities of $127 for the six months ended June 30, 2024, a decrease of $303, primarily due to costs incurred related to the issuance of warrants in April 2025.

Capital Resources

We believe that existing cash and cash equivalents, marketable securities and cash generated from operations will provide sufficient liquidity to meet our ongoing working capital and capital expenditure requirements for the next 12 months from the date of this filing. At various times throughout the year and as of June 30, 2025 and December 31, 2024, some deposits held at financial institutions were in excess of federally insured limits. The Company has not experienced any losses related to these balances.

Our Board of Directors has adhered to a practice of not paying cash dividends. This policy takes into account our long-term growth objectives, including our anticipated investments for organic growth, potential acquisitions and stockholders' desire for capital appreciation of their holdings.

Revolving Line of Credit

On June 15, 2022, the Company entered into a loan agreement (the "Loan Agreement") for a revolving line of credit with Fifth Third Bank, National Association ("Fifth Third Bank"), for up to $5,000 bearing interest at the Secured Overnight Financing Rate ("SOFR") plus a margin of 2.25%, with a SOFR floor of 0.00%. The Loan Agreement has a maturity date of June 15, 2026 and contains various affirmative and negative covenants that are customary for lines of credit and transactions of this type, including limitations on the incurrence of debt and liabilities, as well as financial reporting requirements. The Loan Agreement also imposes certain financial covenants based on Debt Service Coverage Ratio, Current Ratio, and the Ratio of Total Liabilities to Total Net Worth (as such terms are defined in the Loan Agreement). All loans pursuant to the Loan Agreement are secured by a continuing and unconditional first priority security interest in and to any and all property of the Company.

As of June 30, 2025 and December 31, 2024, there were no outstanding borrowings under the revolving line of credit with Fifth Third Bank.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2025 was conducted under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2025, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or to which our or their properties are subject.

Item 5.	Other Information

During the three months ended June 30, 2025, none of our directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K of the Exchange Act.

Item 6.	Exhibits

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 (and are numbered in accordance with Item 601 of Regulation S-K):

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.
2.1	Amended and Restated Separation and Distribution Agreement by and between The LGL Group, Inc. and M-tron Industries, Inc.	10	001-41391	2.1	August 19, 2022

3.	Articles of Incorporation and Bylaws.
3.1	Amended and Restated Certificate of Incorporation of M-tron Industries, Inc.	10	001-41391	3.1	August 3, 2022
3.2	Amended and Restated Bylaws of M-tron Industries, Inc.	10	001-41391	3.2	August 3, 2022

4.	Instruments Defining the Rights of Security Holders.
4.1	Warrant Agreement, dated as of April 25, 2025, by and among M-tron Industries, Inc., Computershare Inc., and Computershare Trust Company, N.A.	10-Q	001-41391	4.1	May 13, 2025

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101					X
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

M-TRON INDUSTRIES, INC.
(Registrant)

Date: August 12, 2025	By:	/s/ Cameron Pforr
Cameron Pforr
Interim Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2025	By:	/s/ Cameron Pforr
Cameron Pforr
Chief Financial Officer (Principal Financial Officer)