Form 10-Q
period 2025-09-30
M-tron Industries, Inc.
filed 2025-11-12
CIK 1902314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 2,929,798 shares of common stock, $0.01 par value per share, outstanding.

M-tron Industries, Inc.

Form 10-Q for the Period Ended September 30, 2025

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

M-tron Industries, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2025	2024	2025	2024
Revenues	$14,170	$13,214	$40,184	$36,207
Costs and expenses:
Manufacturing cost of sales	7,891	6,904	22,707	19,617
Engineering, selling and administrative	3,729	3,389	11,070	9,773
Total costs and expenses	11,620	10,293	33,777	29,390
Operating income	2,550	2,921	6,407	6,817
Other income:
Interest income, net	143	63	378	139
Other income, net	70	24	87	61
Total other income, net	213	87	465	200
Income before income taxes	2,763	3,008	6,872	7,017
Income tax expense	931	741	1,850	1,520
Net income	$1,832	$2,267	$5,022	$5,497

Income per common share:
Basic	$0.64	$0.82	$1.76	$2.01
Diluted	$0.63	$0.81	$1.72	$1.97

Weighted average shares outstanding:
Basic	2,860,353	2,751,924	2,850,270	2,729,803
Diluted	2,916,207	2,800,820	2,916,890	2,788,046

See accompanying Notes to the Condensed Consolidated Financial Statements.

M-tron Industries, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)	September 30, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$18,329	$12,641
Accounts receivable, net of reserves of $189 and $182, respectively	6,228	6,842
Inventories, net	9,275	9,509
Prepaid expenses and other current assets	1,081	760
Total current assets	34,913	29,752
Property, plant and equipment, net	6,466	5,061
Right-of-use lease asset	252	9
Intangible assets, net	40	40
Deferred income tax asset	557	1,623
Other assets	4	3
Total assets	$42,232	$36,488

Liabilities:
Current liabilities:
Accounts payable	$1,550	$1,423
Accrued compensation and commissions	2,383	3,235
Other accrued expenses	1,129	500
Income taxes payable	—	58
Total current liabilities	5,062	5,216
Long-term lease liability	159	—
Total liabilities	5,221	5,216

Commitments and Contingencies (Note 10)

Stockholders' equity:
Preferred stock ($0.01 par value; 5,000,000 shares authorized, none issued)	—	—
Common stock ($0.01 par value; 25,000,000 shares authorized; 2,926,105 and 2,911,165 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	28	28
Additional paid-in capital	20,624	19,907
Retained earnings	16,359	11,337
Total stockholders' equity	37,011	31,272
Total liabilities and stockholders' equity	$42,232	$36,488

See accompanying Notes to the Condensed Consolidated Financial Statements.

M-tron Industries, Inc.

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance as of June 30, 2025	$—	$28	$20,258	$14,527	$34,813
Net income	—	—	—	1,832	1,832
Stock-based compensation expense	—	—	276	—	276
Exercise of stock options	—	—	90	—	90
Warrant-related costs	—	—	—	—	—
Balance as of September 30, 2025	$—	$28	$20,624	$16,359	$37,011

(in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance as of June 30, 2024	$—	$27	$16,702	$6,931	$23,660
Net income	—	—	—	2,267	2,267
Stock-based compensation expense	—	—	77	—	77
Exercise of stock options	—	—	216	—	216
Warrant-related costs	—	—	—	—	—
Balance as of September 30, 2024	$—	$27	$16,995	$9,198	$26,220

See accompanying Notes to the Condensed Consolidated Financial Statements.

M-tron Industries, Inc.

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance as of December 31, 2024	$—	$28	$19,907	$11,337	$31,272
Net income	—	—	—	5,022	5,022
Stock-based compensation expense	—	—	803	—	803
Exercise of stock options	—	—	211	—	211
Warrant-related costs	—	—	(297)	—	(297)
Balance as of September 30, 2025	$—	$28	$20,624	$16,359	$37,011

(in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance as of December 31, 2023	$—	$27	$16,167	$3,701	$19,895
Net income	—	—	—	5,497	5,497
Stock-based compensation expense	—	—	485	—	485
Exercise of stock options	—	—	343	—	343
Warrant-related costs	—	—	—	—	—
Balance as of September 30, 2024	$—	$27	$16,995	$9,198	$26,220

See accompanying Notes to the Condensed Consolidated Financial Statements.

M-tron Industries, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands, except share data)	2025	2024
Cash flows from operating activities:
Net income	$5,022	$5,497
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Depreciation	800	717
Amortization of finite-lived intangible assets	—	5
Stock-based compensation expense	803	485
Deferred income tax provision	1,066	(59)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	614	(1,256)
Decrease (increase) in inventories, net	234	(669)
(Increase) decrease in prepaid expenses and other assets	(322)	36
(Decrease) increase in accounts payable, accrued compensation, income taxes and commissions and other	(238)	951
Total adjustments	2,957	210
Net cash provided by operating activities	7,979	5,707
Cash flows from investing activities:
Capital expenditures	(2,205)	(1,473)
Net cash used in investing activities	(2,205)	(1,473)
Cash flows from financing activities:
Proceeds from stock option exercise	211	343
Warrant-related costs	(297)	—
Net cash (used in) provided by financing activities	(86)	343
Increase in cash and cash equivalents	5,688	4,577
Cash and cash equivalents at beginning of period	12,641	3,913
Cash and cash equivalents at end of period	$18,329	$8,490

Supplemental Disclosure:
Cash paid for interest	$7	$7
Cash paid for income taxes	$1,096	$1,296

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

The Company offers a wide range of precision frequency control and spectrum control solutions including: radio frequency, microwave and millimeter wave filters; cavity, crystal, ceramic, lumped element and switched filters; high performance and high frequency oven-controlled crystal oscillators ("OCXO"), integrated phase-locked loops OCXOs, temperature-compensated crystal oscillators, voltage-controlled crystal oscillators, low jitter and harsh environment oscillators; crystal resonators, Integrated Microwave Assemblies ("IMA"); and state-of-the-art solid state power amplifier products. This uniquely positions Mtron to solve multiple problems on a customer's design and provides several areas for higher levels of integration. This uniquely positions Mtron to solve multiple problems on a customer's design and provides several areas for higher levels of integration

The Company has manufacturing facilities in Orlando, Florida; Yankton, South Dakota; and Noida, India. The Company also has a sales office in Hong Kong. All of Mtron’s production facilities are International Organization for Standardization ("ISO") 9001:2015 certified (the international standard for creating a quality management system) and Restriction of Hazardous Substances ("RoHS") compliant. In addition, its U.S. production facilities in Orlando and Yankton are International Traffic in Arms Regulations ("ITAR") registered and International Aerospace Quality Group AS9100 Rev D certified and our Yankton production facility is Military Standard ("MIL-STD")-790 certified.

We maintain our executive offices at 2525 Shader Road, Orlando, Florida 32804. Our telephone number is (407) 298-2000. Our Internet address is www.mtron.com. Our common stock and warrants are traded on the NYSE American under the symbols "MPTI" and MPTI WS," respectively.

2.     Summary of Significant Accounting Policies

During the three and nine months ended September 30, 2025, there were no material changes to our significant accounting policies included in our Annual Report on Form 10-K for the year ended  December 31, 2024 (the "2024 Annual Report") filed with the Securities and Exchange Commission (the "SEC") on March 27, 2025. For additional information, refer to Note 2 to the audited Consolidated Financial Statements in the 2024 Annual Report.

Basis of Presentation

These unaudited Condensed Consolidated Financial Statements do not include all disclosures that are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and should be read in conjunction with the audited Consolidated Financial Statements and the related notes included in the 2024 Annual Report. The consolidated financial information as of  December 31, 2024 included herein has been derived from the audited Consolidated Financial Statements in the 2024 Annual Report.

In the opinion of management, these Condensed Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments, including eliminations of material intercompany accounts and transactions) considered necessary for a fair statement of the results presented herein. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025.

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

M-tron Industries, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Research and Development Costs

Research and development costs are charged to operations as incurred. For the three and nine months ended September 30, 2025, research and development costs were approximately $792 and $2,298, respectively. For the three and nine months ended September 30, 2024, research and development costs were approximately $714 and $2,029. Such costs are included within Engineering, selling and administrative expenses on the Condensed Consolidated Statements of Operations.

Concentration Risks

For the three months ended September 30, 2025, the Company's largest and second largest customers accounted for $5,238, or 37.0%, and $2,153, or 15.2%, of the Company's Revenues, respectively. For the three months ended September 30, 2024, the Company's largest and second largest customers accounted for $4,481, or 33.9%, and $2,582, or 19.5%, of the Company’s Revenues, respectively.

For the nine months ended September 30, 2025, the Company's largest and second largest customers accounted for $13,963, or 34.7%, and $5,834, or 14.5%, of the Company's Revenues, respectively. For the nine months ended September 30, 2024, the Company's largest and second largest customers accounted for $13,808, or 38.1%, and $7,001, or 19.3%, of the Company's Revenues, respectively.

A significant portion of the Company's accounts receivable is concentrated with a relatively small number of customers. As of September 30, 2025, four of the Company's customers accounted for approximately $4,388, or 68.4%, of gross accounts receivable. As of December 31, 2024, four of the Company's customers accounted for approximately $4,648, or 66.2%, of gross accounts receivable. The Company carefully evaluates the creditworthiness of its customers in deciding to extend credit. As a result, the Company has experienced very low historical bad debt expense and believes the related risk to be minimal.

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

We performed an assessment to determine if there were any indicators of impairment as of  September 30, 2025 and December 31, 2024. We concluded that, while there were events and circumstances in the macro-environment that did impact us, we did not experience any entity-specific indicators of asset impairment and no triggering events occurred.

Accounting Standards Adopted

Segment Reporting

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), to address improvements to reportable segment disclosures. The standard primarily requires the following disclosure on an annual and interim basis: (i) significant segment expenses that are regularly provided to chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss; and (ii) other segment items and description of its composition. The standard also requires current annual disclosures about a reportable segment's profits or losses and assets to be disclosed in interim periods and the title and position of the CODM with an explanation of how the CODM uses the report measure(s) of segment profits or losses in assessing segment performance. The provisions of the standard are effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The standard is applied retrospectively for all prior periods presented. The Company adopted ASU 2023-07 in December 2024. Refer to Note 3 - Segment Information for further information.

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

The CODM assesses the performance of and decides how to allocate resources to the Electronic Components segment based on Segment gross profit (loss) as well as Net income, which is also reported on the Condensed Consolidated Statements of Operations as consolidated Net income. The CODM uses Segment gross profit to evaluate to evaluate the manufacturing costs of the Electronic Components segment’s products and to ensure those products are priced appropriately. The CODM uses Segment net income to evaluate income generated from segment assets in deciding whether to reinvest profits into the Electronic Components segment or into other parts of the entity, such as for capital expenditures or acquisitions. Additionally, the CODM uses net income to monitor budget versus actual results as well as in competitive analysis to Mtron's peers. The budget versus actuals and competitive analysis are used in assessing the performance of the Electronic Components segment.

The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as consolidated Total assets.

The following table presents Mtron's operations for the Electronic Components segment for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$14,170	$13,214	$40,184	$36,207

Less:
Cost of goods sold	5,769	5,622	16,556	16,283
Manufacturing expenses	2,122	1,282	6,151	3,334
Segment gross profit	$6,279	$6,310	$17,477	$16,590

Less:
Research and development costs	792	714	2,298	2,029
Selling and commissions	1,001	864	3,041	2,520
General and administrative expenses	2,000	1,782	5,779	5,144
Income tax expense	931	741	1,850	1,520
Other segment items (a)	(277)	(58)	(513)	(120)
Segment net income	$1,832	$2,267	$5,022	$5,497

Reconciliation of Segment gross profit to Consolidated net income
Segment operating expenses, net	(3,729)	(3,389)	(11,070)	(9,773)
Other income	213	87	465	200
Income tax expense	(931)	(741)	(1,850)	(1,520)
Consolidated net income	$1,832	$2,267	$5,022	$5,497

Reconciliation of Segment net income to Consolidated net income
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$1,832	$2,267	$5,022	$5,497
(a)	Other segment items includes the following:
	•	Interest income, net
	•	Income received under the Amended and Restated Transitional Administrative and Management Services Agreement with The LGL Group, Inc.
	•	Foreign currency gains and losses
	•	Expense reimbursements paid to / received from The LGL Group, Inc.

M-tron Industries, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Other Segment Disclosures

The following tables present other segment information for the Electronic Components segment as of  September 30, 2025 and  December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$146	$67	$388	$151
Interest expense	(3)	(4)	(10)	(12)
Depreciation	(280)	(278)	(800)	(717)
Amortization	—	—	—	(5)
Other significant non-cash items:
Stock-based compensation	(276)	(77)	(803)	(485)

Capital expenditures	(807)	(478)	(2,205)	(1,473)

	September 30, 2025	December 31, 2024
Total assets	$42,232	$36,488

4.     Related Party Transactions

In the normal course of business, the Company enters into various transactions with affiliated companies. Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial or operating decisions.

The following tables summarize income and expenses from transactions with related parties for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025		2024
	Income	Expense	Income	Expense
GAMCO Investors, Inc.	$145	$—	$64	$—
The LGL Group, Inc.	12	(28)	12	27
Total	$157	$(28)	$76	$27

	Nine Months Ended September 30,
	2025		2024
	Income	Expense	Income	Expense
GAMCO Investors, Inc.	$386	$—	$143	$—
The LGL Group, Inc.	36	(12)	36	80
Total	$422	$(12)	$179	$80

The following table summarizes assets and liabilities with related parties as of  September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
GAMCO Investors, Inc.	$15,701	$—	$10,415	$—
The LGL Group, Inc.	196	—	59	—
Total	$15,897	$—	$10,474	$—

The material agreements whereby the Company generates revenues and expenses with affiliated entities are discussed below:

Investment Activity with GAMCO Investors, Inc.

Certain balances are held and invested in U.S. Treasury funds managed or advised by GAMCO Investors, Inc. or one of its subsidiaries (collectively, "GAMCO" or the "Fund Manager"), which is related to the Company through certain of our shareholders. For the three and nine months ended September 30, 2025 and 2024, the Company paid the Fund Manager a fund management fee of approximately 8 basis points annually of the asset balances under management. The fund management fees are not paid directly by the Company and are deducted prior to the fund striking its net asset value ("NAV").

As of September 30, 2025 and December 31, 2024, the balance with the Fund Manager was $15,701 and $10,415, respectively, all of which was classified within Cash and cash equivalents on the Condensed Consolidated Balance Sheets.

For the three and nine months ended September 30, 2025, the Company earned income on its investments with the Fund Manager totaling $145 and $386, respectively, all of which was included in Interest income on the Condensed Consolidated Statements of Operations.

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

For the three months ended September 30, 2025 and 2024, LGL Group paid the Company $12 under the terms of the Mtron TSA, which were recorded in Other income, net on the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2025 and 2024, LGL Group paid the Company $36 under the terms of the Mtron TSA, which were recorded in Other income, net on the Condensed Consolidated Statements of Operations.

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

For the three and nine months ended September 30, 2025 and 2024, no taxes related to the Distribution have been recorded in the Condensed Consolidated Financial Statements.

Other Transactions

Mtron and LGL Group agreed to share the salaries and benefits related to certain employees incurred by Mtron and/or LGL Group. For the three and nine months ended September 30, 2025, LGL Group reimbursed the Company $28 and $12, respectively, of the salaries and benefits of certain employees. For the three and nine months ended September 30, 2024, the Company reimbursed LGL Group $27 and $80, respectively, of the salaries and benefits of certain employees.

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

The effective tax rate for the three months ended September 30, 2025 and 2024 was 33.7% and 24.6%, respectively. The effective tax rate for the nine months ended September 30, 2025 and 2024 was 26.9% and 21.7%, respectively. Differences between the Company’s effective income tax rate and the U.S. federal statutory rate of 21.0% are primarily due to the impact of the enactment of the One Big Beautiful Bill Act (approximately 48.1% and 19.3% of Income before income taxes for the three and nine months ended September 30, 2025, respectively), permanent differences, and state taxes.

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

OBBBA modified the U.S. International Tax provisions for Global Intangible Low-Taxed Income ("GILTI"), Foreign-Derived Intangible Income ("FDII"), and the Base-erosion Anti-abuse Tax ("BEAT") effective for tax years starting after  December 31, 2025. The tax rate on GILTI, renamed Net CFC Tested Income ("NCTI"), is now 12.6%. The FDII rules, renamed Foreign Derived Deduction Eligible Income ("FDDEI"), now carry a 14% tax rate on FDDEI eligible income. OBBBA increases the BEAT rate from 10% to 10.5%

M-tron Industries, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

6.     Revolving Credit Agreement

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

As of September 30, 2025 and December 31, 2024, there were no outstanding borrowings under the revolving line of credit with Fifth Third Bank.

7.     Stock-Based Compensation

Under the Company's Amended and Restated 2022 Incentive Plan (the "2022 Plan"), stock-based compensation  may be awarded to employees, advisors and members of the Board of Directors. As of  September 30, 2025, 193,916 shares remained available for future issuance under the 2022 Plan.

The following table summarizes stock-based compensation expense, which includes expenses related to awards granted under the 2022 Plan, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restricted stock awards	$179	$77	$609	$485
Stock options	97	—	194	—
Total	$276	$77	$803	$485

Restricted Stock Awards

The following table summarizes restricted stock awards activity for the nine months ended September 30, 2025:

(in thousands, except for share data)	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
Balance as of December 31, 2024	70,124	$22.90	$1,606
Granted	13,814	39.72	549
Vested	(21,447)	(16.68)	(358)
Canceled	(4,724)	(13.14)	(62)
Balance as of September 30, 2025	57,767	$30.04	$1,735

As of  September 30, 2025, there was $1,249 of total unrecognized compensation cost related to unvested shares granted. The cost is expected to be recognized over a weighted-average period of 1.6 years.

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

The following table presents the weighted-average assumptions for stock options granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected volatility (a)	—	—	74.5%	—
Expected annual dividend yield (b)	—	—	0.0%	—
Risk-free interest rate (c)	—	—	3.8%	—
Expected term, in years (d)	—	—	4.0	—
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

M-tron Industries, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

The following table provides a rollforward of stock option activity for the nine months ended September 30, 2025:

(in thousands, except for share data)	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value
Outstanding and exercisable as of December 31, 2024	98,014	$36.06	$10.98	2.0	$1,212
Granted	47,500	40.32	23.31
Exercised	(5,850)	(36.06)	(10.98)
Forfeited	(650)	(36.06)	(10.98)
Outstanding as of September 30, 2025	139,014	$37.52	$15.19	2.4	$2,497
Exercisable as of September 30, 2025	91,514	$36.06	$10.98	1.3	$1,777

8.     Stockholders' Equity

Shares Outstanding

The following table presents a rollforward of outstanding shares for the periods indicated:

	Nine Months Ended September 30, 2025			Year Ended December 31, 2024
	Common Stock Issued	Held in Treasury	Common Stock Outstanding	Common Stock Issued	Held in Treasury	Common Stock Outstanding
Shares, beginning of period	2,911,165	—	2,911,165	2,786,321	—	2,786,321
Stock-based compensation	13,814	—	13,814	32,548	—	32,548
Exercise of stock options	5,850	—	5,850	92,296	—	92,296
Restricted shares forfeited	(4,724)	—	(4,724)	—	—	—
Shares, end of period	2,926,105	—	2,926,105	2,911,165	—	2,911,165

Common Stock Warrants

On April 25, 2025, the Company issued 2,911,165 warrants (the "Warrants") to holders of record of outstanding shares of the Company's common stock as of March 10, 2025. The warrants are listed on the NYSE American under the symbol "MPTI WS." Five (5) warrants will entitle their holder to purchase one (1) share of Mtron common stock, par value $0.01 per share (the "Common Stock") at an exercise price of $47.50 per share. The Warrants are exercisable on the date that is the earlier of (i) thirty (30) days prior to April 25, 2028 and (ii) such date that the average volume weighted-average price ("VWAP") of Mtron Common Stock is greater than or equal to $52.00 per share for the prior thirty (30) consecutive trading day period (the "Trigger"); provided, however, that should the Trigger occur, the Warrants must be exercised within thirty (30) days of the Company's notification pursuant to the Warrant Agreement that the Trigger has occurred.

On October 23, 2025, the Company announced the average VWAP of the Company's common stock exceeded the Trigger on October 20, 2025, which resulted in the Warrants becoming immediately exercisable through December 11, 2025.

9.     Earnings per Share ("EPS")

The following table presents a reconciliation of Net income and shares used in calculating basic and diluted net income per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2025	2024	2025	2024
Numerator for EPS:
Net income	$1,832	$2,267	$5,022	$5,497

Denominator for EPS:
Weighted average shares outstanding - basic	2,860,353	2,751,924	2,850,270	2,729,803
Dilutive effects (a):
Stock options	19,387	—	24,781	71
Restricted stock	36,467	48,896	41,839	58,172
Weighted average shares outstanding - diluted	2,916,207	2,800,820	2,916,890	2,788,046

Income per common share:
Basic	$0.64	$0.82	$1.76	$2.01
Diluted	$0.63	$0.81	$1.72	$1.97
(a)

For the three and nine months ended September 30, 2025, weighted average shares used for calculating earnings per share excludes warrants to purchase 582,233 shares of common stock as the inclusion of these instruments would be antidilutive to the earnings per share calculation. For the three months ended September 30, 2024, weighted average shares used for calculating earnings per share excludes stock options to purchase 180,753 shares of common stock as the inclusion of these instruments would be antidilutive to the earnings per share calculation.

M-tron Industries, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

10.     Commitments and Contingencies

In the ordinary course of business, the Company and its subsidiaries may become defendants in certain product liability, patent infringement, worker claims and other litigation. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. The Company has no legal accrual for contingencies as of  September 30, 2025 and December 31, 2024.

11.     Other Financial Statement Information

Inventories, Net

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out ("FIFO") method. The Company reduces the value of its inventories to net realizable value when the net realizable value is believed to be less than the cost of the item.

The components of inventory as of  September 30, 2025 and  December 31, 2024 are summarized below:

	September 30, 2025	December 31, 2024
Raw materials	$4,169	$4,349
Work in process	5,132	4,876
Finished goods	1,560	1,720
Total gross inventory	10,861	10,945
Reserve for excess and obsolete inventory	(1,586)	(1,436)
Inventories, net	$9,275	$9,509

Property, Plant and Equipment, Net

The components of property, plant and equipment as of  September 30, 2025 and  December 31, 2024 are summarized below:

	September 30, 2025	December 31, 2024
Land	$536	$536
Buildings and improvements	5,705	5,496
Machinery and equipment	23,617	21,664
Gross property, plant and equipment	29,858	27,696
Less: Accumulated depreciation	(23,392)	(22,635)
Property, plant and equipment, net	$6,466	$5,061

12.     Domestic and Foreign Revenues

Significant foreign revenues from operations (10% or more of foreign sales) for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Malaysia	$1,970	$1,533	$4,700	$3,841
Australia	817	528	2,020	1,947
Greece	—	606	537	994
All other foreign countries	784	642	2,452	1,980
Total foreign revenues	$3,571	$3,309	$9,709	$8,762
Total domestic revenues	$10,599	$9,905	$30,475	$27,445

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

Tariffs

During the nine months ended September 30, 2025, the current U.S. federal administration imposed tariffs on certain products and materials imported into the United States from its trading partners. Additionally, foreign governments have imposed retaliatory tariffs on products and materials exported from the United States. These actions have resulted in market volatility and uncertainty regarding the ultimate effect of the tariffs on global economic conditions, and could further impact the global market for defense, avionics, and other commercial goods. The increase in tariffs have caused an increase in Manufacturing cost of sales, but based on preliminary analysis, we do not anticipate that the tariffs will have a material impact on our operations. The Company is pursuing various avenues to reduce the potential impact, including seeking exemptions and evaluating alternative sources of materials. Based on current conditions, tariffs incurred to date have not had a material impact on our results, but we will continue to monitor developments and assess potential implications as trade policies evolve.

Results of Operations

Three months ended September 30, 2025 compared to three months ended September 30, 2024

The following table presents our Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Revenues	$14,170	$13,214	$956	7.2%
Costs and expenses:
Manufacturing cost of sales	7,891	6,904	987	14.3%
Engineering, selling and administrative	3,729	3,389	340	10.0%
Total costs and expenses	11,620	10,293	1,327	12.9%
Operating income	2,550	2,921	(371)	-12.7%
Other income:
Interest income, net	143	63	80	127.0%
Other income, net	70	24	46	191.7%
Total other income, net	213	87	126	144.8%
Income before income taxes	2,763	3,008	(245)	-8.1%
Income tax expense	931	741	190	25.6%
Net income	$1,832	$2,267	$(435)	-19.2%

Total Revenues

Total revenues increased $956, or 7.2%, from $13,214 for the three months ended September 30, 2024 to $14,170 for the three months ended September 30, 2025 primarily due to strong growth in avionics, space, and industrials product shipments.

Total Costs and Expenses

Total costs and expenses increased $1,327, or 12.9%, from $10,293 for the three months ended September 30, 2024 to $11,620 for the three months ended September 30, 2025. The following items contributed to the overall increase:

•

a $987, or 14.3%, increase in Manufacturing cost of sales from $6,904 for the three months ended September 30, 2024 to $7,891 for the three months ended September 30, 2025 primarily due to the increase in production of several new products, which result in higher initial manufacturing costs, as well as the impact of tariffs; and

•

a $340, or 10.0%, increase in Engineering, selling and administrative from $3,389 for the three months ended September 30, 2024 to $3,729 for the three months ended September 30, 2025 driven by higher research and development investment; higher sales commissions consistent with the increase in revenues; higher stock-based compensation; and an increase in administrative and corporate expenses consistent with the overall growth in the business.

Gross Margin

Gross margin (Revenues less Manufacturing cost of sales as a percentage of Revenues) decreased 350 basis points from 47.8% for the three months ended September 30, 2024 to 44.3% for the three months ended September 30, 2025 reflecting product mix and higher tariff-related costs.

Total Other Income, Net

Total Other income, net increased $126, or 144.8%, from $87 for the three months ended September 30, 2024 to $213 for the three months ended September 30, 2025. The following items contributed to the overall increase:

•

a $80, or 127.0%, increase in Interest income, net from $63 for the three months ended September 30, 2024 to $143 for the three months ended September 30, 2025 from higher interest income earned on investments in money market mutual fund; and

•

a $46, or 191.7%, increase in Other income, net from $24 for the three months ended September 30, 2024 to $70 for the three months ended September 30, 2025 primarily due to a gain on the disposal of a fixed asset.

Income Tax Expense

Income tax expense increased $190, or 25.6%, from $741 for the three months ended September 30, 2024 to $931 for the three months ended September 30, 2025 primarily due to a one-time adjustment to reverse previously recorded deferred tax assets associated with capitalized research and development expenditures related to the enactment of the One Big Beautiful Bill Act ("OBBBA") partially offset by the decrease in Income before income taxes.

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024

The following table presents our Condensed Consolidated Statements of Operations for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Revenues	$40,184	$36,207	$3,977	11.0%
Costs and expenses:
Manufacturing cost of sales	22,707	19,617	3,090	15.8%
Engineering, selling and administrative	11,070	9,773	1,297	13.3%
Total costs and expenses	33,777	29,390	4,387	14.9%
Operating income	6,407	6,817	(410)	-6.0%
Other income:
Interest income, net	378	139	239	171.9%
Other income, net	87	61	26	42.6%
Total other income, net	465	200	265	132.5%
Income before income taxes	6,872	7,017	(145)	-2.1%
Income tax expense	1,850	1,520	330	21.7%
Net income	$5,022	$5,497	$(475)	-8.6%

Total Revenues

Total revenues increased $3,977, or 11.0%, from $36,207 for the nine months ended September 30, 2024 to $40,184 for the nine months ended September 30, 2025 primarily due to continued strong defense program product shipments.

Total Costs and Expenses

Total costs and expenses increased $4,387, or 14.9%, from $29,390 for the nine months ended September 30, 2024 to $33,777 for the nine months ended September 30, 2025. The following items contributed to the overall increase:

•

a $3,090, or 15.8%, increase in Manufacturing cost of sales from $19,617 for the nine months ended September 30, 2024 to $22,707 for the nine months ended September 30, 2025 primarily due to the increase in production of several new products, which result in higher initial manufacturing costs, as well as the impact of tariffs; and

•

a $1,297, or 13.3%, increase in Engineering, selling and administrative from $9,773 for the nine months ended September 30, 2024 to $11,070 for the nine months ended September 30, 2025 primarily due to higher research and development investment; higher sales commissions consistent with the increase in revenues; higher stock-based compensation; and an increase in administrative and corporate expenses to support the growth in revenues.

Gross Margin

Gross margin (Revenues less Manufacturing cost of sales as a percentage of Revenues) decreased 230 basis points from 45.8% for the nine months ended September 30, 2024 to 43.5% for the nine months ended September 30, 2025 reflecting product mix and higher tariff-related costs partially offset by the increase in revenues.

Total Other Income, Net

Total Other income, net increased $265, or 132.5%, from $200 for the nine months ended September 30, 2024 to $465 for the nine months ended September 30, 2025. The following items contributed to the overall increase:

•

a $239, or 171.9%, increase in Interest income, net from $139 for the nine months ended September 30, 2024 to $378 for the nine months ended September 30, 2025 primarily due to interest income earned on investments in money market mutual funds; and

•

a $26, or 42.6%, increase in Other income (expense), net from $61 for the nine months ended September 30, 2024 to $87 for the nine months ended September 30, 2025 primarily due to a gain on the disposal of a fixed asset partially offset by unfavorable foreign currency movements.

Income Tax Expense

Income tax expense increased $330, or 21.7%, from $1,520 for the nine months ended September 30, 2024 to $1,850 for the nine months ended September 30, 2025 primarily due a one-time adjustment to reverse previously recorded deferred tax assets associated with capitalized research and development expenditures related to the enactment of the One Big Beautiful Bill Act ("OBBBA") partially offset by the decrease in Income before income taxes.

Backlog

As of September 30, 2025, our order backlog was $58,798, an increase of $11,559, or 24.5%, from $47,239 as of December 31, 2024 and an increase of $19,035, or 47.9%, from $39,763 as of September 30, 2024. The increase in backlog from December 31, 2024 reflects the continued robust demand across aerospace and defense programs, new program launches, and higher avionics and space orders.

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

Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA") is derived by excluding the items set forth below from Income before income taxes. Excluded items include the following:

•	Interest income
•	Interest expense
•	Depreciation
•	Amortization
•	Non-cash stock-based compensation
•	Other discrete items that might have a significant impact on comparable GAAP measures and could distort the evaluation of our normal operating performance.

Reconciliation of GAAP Income Before Income Taxes to Non-GAAP Adjusted EBITDA

The following table presents a reconciliation of income before income taxes to Adjusted EBITDA, a non-GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2025	2024	2025	2024
Income before income taxes	$2,763	$3,008	$6,872	$7,017
Adjustments:
Interest income	(143)	(63)	(378)	(139)
Depreciation	280	278	800	717
Amortization	—	—	—	5
Total adjustments	137	215	422	583
EBITDA	2,900	3,223	7,294	7,600
Non-cash stock compensation	276	77	803	485
Adjusted EBITDA	$3,176	$3,300	$8,097	$8,085

Three months ended September 30, 2025 compared to three months ended September 30, 2024

Adjusted EBITDA decreased $124 from $3,300 for the three months ended September 30, 2024 to $3,176 for the three months ended September 30, 2025 primarily due to lower gross margins discussed above and higher interest income partially offset higher stock-based compensation.

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024

Adjusted EBITDA increased $12 from $8,085 for the nine months ended September 30, 2024 to $8,097 for the nine months ended September 30, 2025 primarily due to higher depreciation and higher stock-based compensation partially offset by lower gross margins discussed above and higher interest income.

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

As of September 30, 2025 and December 31, 2024, Cash and cash equivalents were $18,329 and $12,641, respectively.

Cash Flow Activity

The following table presents the cash flow activity for the periods indicated:

	As of September 30,
(in thousands)	2025	2024
Cash and cash equivalents, beginning of period	$12,641	$3,913
Cash provided by operating activities	7,979	5,707
Cash used in investing activities	(2,205)	(1,473)
Cash (used in) provided by financing activities	(86)	343
Net change in cash and cash equivalents	5,688	4,577
Cash and cash equivalents, end of period	$18,329	$8,490

Operating Activities

Cash provided by operating activities was $7,979 for the nine months ended September 30, 2025 compared to cash provided by operating activities of $5,707 for the nine months ended September 30, 2024, an increase of $2,272, primarily due to the following:

•	Stock-based compensation increased $318 from $485 for the nine months ended September 30, 2024 to $803 for the nine months ended September 30, 2025; and
•	Change in deferred tax assets increased $1,125 from ($59) for the nine months ended September 30, 2024 to $1,066 for the nine months ended September 30, 2025.
•	Net change in operating assets and liabilities increased $1,226 from ($938) for the nine months ended September 30, 2024 to $288 for the nine months ended September 30, 2025.

The increase was partially offset by a $475 decrease in Net income from $5,497 for the nine months ended September 30, 2024 to $5,022 for the nine months ended September 30, 2025.

Our working capital metrics and ratios were as follows:

(in thousands)	September 30, 2025	December 31, 2024
Current assets	$34,913	$29,752
Less: Current liabilities	5,062	5,216
Working capital	$29,851	$24,536

Current ratio	6.9	5.7

Management continues to focus on efficiently managing working capital requirements to match operating activity levels and will seek to deploy the Company’s working capital where it will generate the greatest returns.

Investing Activities

Cash used in investing activities was $2,205 for the nine months ended September 30, 2025 compared to cash used in investing activities of $1,473 for the nine months ended September 30, 2024, an increase of $732, primarily due to the purchase of equipment to support growth, next generation product development, and operational efficiencies during the nine months ended September 30, 2025.

Financing Activities

Cash used in financing activities was $86 for the nine months ended September 30, 2025 compared to cash provided by financing activities of $343 for the nine months ended September 30, 2024, a decrease of $429, primarily due to costs incurred related to the issuance of warrants in April 2025 partially offset by the exercise of stock options.

Capital Resources

We believe that existing cash and cash equivalents, marketable securities and cash generated from operations will provide sufficient liquidity to meet our ongoing working capital and capital expenditure requirements for the next 12 months from the date of this filing. At various times throughout the year and as of September 30, 2025 and December 31, 2024, some deposits held at financial institutions were in excess of federally insured limits. The Company has not experienced any losses related to these balances.

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

As of September 30, 2025 and December 31, 2024, there were no outstanding borrowings under the revolving line of credit with Fifth Third Bank.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2025 was conducted under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2025, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or to which our or their properties are subject.

Item 5.	Other Information

During the three months ended September 30, 2025, none of our directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K of the Exchange Act.

Item 6.	Exhibits

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 (and are numbered in accordance with Item 601 of Regulation S-K):

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.
2.1	Amended and Restated Separation and Distribution Agreement by and between The LGL Group, Inc. and M-tron Industries, Inc.	10	001-41391	2.1	August 19, 2022

3.	Articles of Incorporation and Bylaws.
3.1	Amended and Restated Certificate of Incorporation of M-tron Industries, Inc.	10	001-41391	3.1	August 3, 2022
3.2	Amended and Restated Bylaws of M-tron Industries, Inc.	10	001-41391	3.2	August 3, 2022

4.	Instruments Defining the Rights of Security Holders.
4.1	Warrant Agreement, dated as of April 25, 2025, by and among M-tron Industries, Inc., Computershare, Inc., and Computershare Trust Company, N.A.	10-Q	001-41391	4.1	May 13, 2025

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *					X
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101					X
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

M-TRON INDUSTRIES, INC.
(Registrant)

Date: November 12, 2025	By:	/s/ Cameron Pforr
Cameron Pforr
Interim Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Cameron Pforr
Cameron Pforr
Chief Financial Officer (Principal Financial Officer)