Form 10-K
period 2025-12-31
M-tron Industries, Inc.
filed 2026-03-26
CIK 1902314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

(407) 298-2000

Registrant's telephone number, including area code

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

As of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $122,804,010.

The number of outstanding shares of the registrant's common stock was 3,565,118 as of March 16, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant	Form 10-K Reference Locations
Portions of the registrant's definitive proxy statement for the 2026 Annual Meeting of Stockholders	Part III, Items 10, 11, 12, 13, and 14

M-TRON INDUSTRIES, INC.

Form 10-K for the year ended December 31, 2025

PART I

Cautionary Note Concerning Forward-Looking Statements

This annual report on Form 10-K (this "Report") and the Company's (as defined below) other communications and statements may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements about the Company's beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company's control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," "target," "goal," and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. The Company's actual future results may differ materially from those set forth in the Company's forward-looking statements. For information concerning these factors and related matters, see "Risk Factors" in Part I, Item 1A in this Report, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 in this Report. However, other factors besides those referenced could adversely affect the Company's results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Report. The Company does not undertake to update any forward-looking statement, except as required by law. As a result, you should not place undue reliance on these forward-looking statements.

Item 1.	Business

In this Annual Report on Form 10-K, the terms "Mtron," the "Company," "we," "us," and "our" refer collectively to M-tron Industries, Inc. and its subsidiaries. Unless otherwise stated, all dollar amounts are in thousands.

General

Originally founded in 1965, M-tron Industries, Inc. is engaged in the designing, manufacturing and marketing of highly engineered, high reliability frequency and spectrum control products used to control the frequency or timing of signals in electronic circuits in various applications. Mtron's primary markets are aerospace and defense, avionics, industrials, and space.

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

The Company has manufacturing facilities in Orlando, Florida; Yankton, South Dakota; and Noida, India. The Company also has a sales office in Hong Kong. All of Mtron's production facilities are International Organization for Standardization ("ISO") 9001:2015 certified (the international standard for creating a quality management system) and Restriction of Hazardous Substances ("RoHS") compliant. In addition, the Company's U.S. production facilities in Orlando and Yankton are International Traffic in Arms Regulations ("ITAR") registered and International Aerospace Quality Group AS9100 Rev D certified and our Yankton, South Dakota production facility is Military Standard ("MIL-STD") 790 certified. Mtron's production facility in India operates under a Manufacturing License Agreement ("MLA") issued by the United States Department of State.

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

Frequency Control

Mtron's Frequency Control product group includes a broad portfolio of quartz crystal resonators, clock oscillators, voltage-controlled crystal oscillator ("VCXO"), temperature-compensated crystal oscillator ("TCXO"), oven-controlled crystal oscillator ("OCXO"), and temperature-compensated voltage-controlled crystal oscillator ("TCVCXO") devices which meet some of the tightest specifications, including Institute of Electrical and Electronics Engineers ("IEEE") 1588 standards. These devices may be based on quartz, quartz micro-electromechanical systems ("MEMS") or advanced materials designed to achieve higher performance levels beyond what is achieved with quartz. Mtron's products offer high reliability over a wide temperature range and are well-suited for harsh environments, including shock and vibration-resistant oscillators with low-g sensitivity. These products are designed for applications within aerospace and defense, avionics, and industrial markets.

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

Radio Frequency Solutions

Mtron’s RF Solutions products bring over 60 years of expert crystal, filter and oscillator design experience to our Custom Multi-Functional Modules ("MFM") and Integrated Microwave Assemblies ("IMA"). Spanning frequencies from 10MHz to 50GHz, components such as filters, low noise amplifiers, couplers, attenuators, switches, circulators, oscillators, multipliers, phase lock loops, mixers, digitally tuned oscillators, voltage-controlled oscillators, and phase shifters, all with associated control circuitry, are integrated into one exceptional Size, Weight and Power at a competitive Cost ("SWaP-C") assembly. Design, assembly, test and integration along with component design and manufacturing is done at Mtron’s AS9100 D, ISO9001:2025 certified facilities. These products are designed for both extreme aerospace and defense and avionics requirements as well as industrial markets.

New Product Development

New product development continues to be a key focus for Mtron as we continue to push our roadmap to meet the needs of our served markets at an attractive price point. Within the Frequency Control product group, design efforts are focused on smaller packages, lower power, lower phase noise and use of new materials to provide compensation and harsh environment performance that surpasses customer requirements. The Spectrum Control product group seeks to develop higher power handling and higher frequency along with higher levels of integration and a range of integrated products within the RF subsystem. The RF Solutions product group designs and develops solutions using the same circuit, electromagnetic, mechanical, thermal, and stress analysis tools as our customers, which allows seamless integration of Mtron’s solutions into the customer’s systems in the early stages of development. This design collaboration essentially makes Mtron’s design team an extension of the customer, so our customer’s resources can focus on their areas of expertise, resulting in a shortened design cycle and a faster time to market. The RF Solutions group also reviews all build-to-print opportunities, utilizing all our in-house assembly and test capabilities to competitively support this service.

Major Markets

The following table provides a breakdown of revenues by end-market as a percent of consolidated revenues:

	2025	2024
Aerospace and Defense	65.2%	67.3%
Avionics	22.7%	21.7%
Industrial	8.1%	6.6%
Space	4.0%	4.4%
	100.0%	100.0%

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

The table below presents the concentration of revenue of the Company's customers for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025		2024
(in thousands)	$	%	$	%
Customer 1	$19,586	36.0%	$18,145	37.0%
Customer 2	8,129	14.9%	8,522	17.4%
Customer 3	3,163	5.8%	2,977	6.1%
Customer 4	2,295	4.2%	2,542	5.2%
Top 4 largest customers	33,173	61.0%	32,186	65.7%
All other (a)	21,244	39.0%	16,826	34.3%
Total revenues	$54,417	100.0%	$49,012	100.0%
(a)	Comprised of approximately 96 and 113 customers for the years ended December 31, 2025 and 2024, respectively

The loss of any of these customers, or a decrease in their demand for our products, could have a material adverse effect on our results.

The table below presents the concentration of accounts receivable of the Company's customers as of December 31, 2025 and 2024:

	December 31,
	2025		2024
(in thousands)	$	%	$	%
Customer 1	$2,778	40.5%	$2,100	29.9%
Customer 2	1,333	19.4%	1,360	19.4%
Customer 3	510	7.4%	795	11.3%
Customer 4	277	4.0%	393	5.6%
Top 4 largest customers	4,898	71.4%	4,648	66.2%
All other (a)	1,962	28.6%	2,376	33.8%
Total accounts receivable, gross	$6,860	100.0%	$7,024	100.0%
(a)	Comprised of approximately 37 and 54 customers as of December 31, 2025 and 2024, respectively

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

Competition

We design, manufacture and market products for the generation, synchronization and control of time and frequency as well as spectrum control products. There are numerous domestic and international manufacturers who are capable of providing custom-designed products comparable in quality and performance to our products. Our competitive strategy begins with our focus on identifying long-term programs which require products and solutions that are highly differentiated with high performance and reliability.

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

Research and development expense was $3,161 and $2,809 for the years ended December 31, 2025 and 2024, respectively, and will remain a significant part of the Company's efforts to continually enhance its intellectual property position.

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

International Revenues

Our international revenues were $12,635 in 2025, or 23.2% of total consolidated revenues, compared to $11,029, or 22.5% of total consolidated revenues, in 2024. In both 2025 and 2024, these revenues were derived mainly from contract manufacturer customers in Asia, with significant sales in Malaysia. We avoid significant currency exchange risk by transacting and settling substantially all of our international sales in U.S. dollars.

Seasonality

Our business is not seasonal, although shipment schedules may be affected by the production schedules of our customers, or their contract manufacturers based on regional practices or customs.

Order Backlog

Our order backlog was $76,425 and $47,239 as of December 31, 2025 and 2024, respectively. The backlog of unfilled orders includes amounts based on signed contracts and purchase orders, including contracts that include multi-year orders. Although backlog represents only firm orders that are considered likely to be fulfilled primarily within the 12 to 24 months following receipt of the order, cancellations or scope adjustments may and do occur.

Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost. We expect to fill the vast majority of our order backlog as of December 31, 2025 during 2026 and 2027, but cannot provide assurances as to what portion of the order backlog will be fulfilled in any given year.

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

From time to time, we may also be subject to U.S. government investigations relating to our or our customers' operations and products and are expected to perform in compliance with a vast array of federal laws, including the Truth in Negotiations Act, the False Claims Act, the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, the Foreign Corrupt Practices Act, and other federal statutes and regulations, including those established by the Office of Foreign Assets Control ("OFAC"). We or our customers may be subject to reductions of the value of contracts, contract modifications or termination, and the assessment of penalties and fines, which could negatively impact our results of operations and financial condition, or result in a diminution in revenue from our customers, if we or our customers are found to have violated the law or are indicted or convicted for violations of federal laws related to government security regulations, employment practices or protection of the environment, or are found not to have acted responsibly as defined by the law. Such convictions or actions could also result in suspension or debarment from serving as a supplier to government contractors for some period of time. Such convictions or actions could have a material adverse effect on us and our operating results. The costs of cooperating with or complying with such audits or investigations may also adversely impact our financial results.

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

Human Capital Management

As of December 31, 2025, we employed 415 people, including 239 full-time and 20 part-time employees, along with 156 contractors.

The following table summarizes our employees by employment type and geographic location:

	Full-Time	Part-Time	Contractors	Total
United States:
Orlando, Florida	196	15	3	214
Yankton, South Dakota	31	5	1	37
Total United States	227	20	4	251
International:
Hong Kong	3	—	—	3
Noida, India	9	—	152	161
Total International	12	—	152	164
Total	239	20	156	415

None of the Company's employees are represented by a labor union and the Company considers its relationships with employees to be good.

As an engineered products and solutions company, a significant number of our workforce consists of degreed engineers providing expertise in product design and process development.

Available Information

The Company's internet address is www.mtron.com. Information on or accessible through our website is not deemed to be incorporated into this Report. Website references in this Report are merely textual references. The Company makes available, free of charge through its website, copies of the Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed with or furnished to the Securities and Exchange Commission (the "SEC") pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after those reports are filed with or furnished to the SEC. The contents of our website are not incorporated by reference into this Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

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

•

A significant portion of our revenue is derived from customers in the aerospace and defense industry, and our business could be adversely affected by changes in government spending or procurement policies.

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

•	Our products are complex and may contain errors or design flaws, which could be costly to correct.
•	Future changes in our environmental liability and compliance obligations may increase costs and decrease profitability.
•	We have significant international operations and sales to customers outside of the United States that subject us to certain business, economic and political risks.
•	Changes in the U.S. trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition, and results of operations.
•	We rely on information technology systems to conduct our business, and disruption, failure or security breaches of these systems could adversely affect our business and results of operations.
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

Risks Related to Our Securities

•	The price of our common stock has fluctuated considerably and is likely to remain volatile, in part due to the limited market for our common stock.
•	Our officers and directors have significant voting power and may vote their shares in a manner that is not in the best interest of other stockholders.
•	Provisions in our corporate charter documents and under Delaware law could make an acquisition of the Company more difficult, which acquisition may be beneficial to our stockholders.

Risks Related to the Separation

•	As a result of the Separation, certain of our directors and officers may have actual or potential conflicts of interest because of their positions or relationships with The LGL Group, Inc.
•

The LGL Group, Inc. continues to perform functions for us, and we continue to perform functions for The LGL Group, Inc., on a transitional basis, and as a result, we may experience operational disruptions and incur significant costs to perform these functions ourselves following the transition period or be subject to claims and liability.

 ~~•~~

If the Separation does not qualify as tax-free United States federal income tax purposes as a result of a breach by us of any covenant or representation made by us in the Tax Agreement, we could be subject to significant liability.

Risks Related to Our Business and Industry

Macroeconomic fluctuations may harm our business, results of operations and stock price.

Our business, financial condition, operating results and cash flows may be adversely affected by changes in global economic conditions and geopolitical risks, including credit market conditions, trade policies, tariffs, levels of consumer and business confidence, commodity prices and availability, inflationary pressure, exchange rates, levels of government spending and deficits, social or political conditions, and other challenges that could affect the global economy including impacts associated with the continuing developments in the war against Ukraine and sanctions which have been announced by the United States and other countries against Russia, which have caused significant uncertainty, adding to continuing concerns about supply chain disruptions, inflation and increases in interest rates in the markets in which we operate. Similar geopolitical tensions and political and/or armed conflicts, including tensions between the U.S. and China, China and Taiwan, and the conflicts between the U.S. and Iran and Israel and Palestine could adversely impact our financial performance and global operations. Such conditions could have an adverse impact on our flexibility to react to changing economic and business conditions and on our ability to fund our operations. In addition, restrictions on credit availability could adversely affect the ability of our customers to make payments. Similarly, credit restrictions may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress.

Our variable rate indebtedness subjects us to interest rate risk and could cause our debt service obligations to increase significantly.

Amounts outstanding under our Credit Agreement would bear interest at the Secured Overnight Financing Rate ("SOFR") plus a margin ranging from 2.00% to 3.00%, with a SOFR floor of 0.00%. Variable rate borrowings expose us to potential increased interest expense in a rising interest rate environment, if we utilize the line of credit. If interest rates were to increase, our debt service obligations on variable rate indebtedness would increase even though the amount borrowed remained the same, which could adversely affect our cash flows. As of December 31, 2025 and 2024, we had no outstanding balances under the Credit Agreement or the Previous Credit Agreement.

We are dependent on a single line of business.

We are engaged only in the design, manufacture and marketing of standard and custom-engineered electronic components that are used primarily for the control of frequency and spectrum of signals in electronic circuits. Virtually all of our 2025 and 2024 revenues came from sales of electronic components, which consist of packaged quartz crystals, oscillator modules, electronic filters and RF solutions.

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

For the year ended December 31, 2025, our largest and second largest customers accounted for 36.0% and 14.9% of the Company's total revenues, respectively. Additionally, as of December 31, 2025, four customers accounted for approximately 71.4% of our gross accounts receivable balance. The loss of any of these customers, a decrease in their demand for our products, or the insolvency of any of these customers could have a material adverse effect on our results of operations or liquidity.

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

In 2025 and 2024, the majority of our revenues were derived from sales to manufacturers of equipment for the aerospace and defense, space, avionics, instrumentation and industrial markets for frequency and spectrum control devices, including indirect sales through distributors and contract manufacturers. During 2026, we expect a significant portion of our revenues to continue to be derived from sales to these manufacturers. Often OEMs and other service providers within these markets have experienced periods of capacity shortage and periods of excess capacity, as well as periods of either high or low demand for their products. In periods of excess capacity or low demand, purchases of capital equipment may be curtailed, including equipment that incorporates our products. A reduction in demand for the manufacture and purchase of equipment for these markets, whether due to cyclical, macroeconomic or other factors, or due to our reduced ability to compete based on cost or technical factors, could substantially reduce our net sales and operating results and adversely affect our financial condition. Moreover, if these markets fail to grow as expected, we may be unable to maintain or grow our revenues. The multiple variables which affect the aerospace and defense, space, avionics, instrumentation and industrial markets for our products, as well as the number of parties involved in the supply chain and manufacturing process, can impact inventory levels and lead to supply chain inefficiencies. As a result of these complexities, we may have limited visibility to forecast revenue projections accurately for the near and medium-term timeframes.

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

A significant portion of our revenue is derived from customers in the aerospace and defense industry, and our business could be adversely affected by changes in government spending or procurement policies.

We derive a significant portion of our revenue from sales to customers in the aerospace and defense markets. These customers in turn generally contract with government agencies. The funding of government programs is subject to Congressional appropriation and national budget deficit reduction initiatives. Future spending levels are difficult to predict, and the termination or curtailment of individual programs could adversely affect our business. Most governmental programs are subject to funding approval through congressional appropriations which can be modified or terminated without warning upon the determination of a legislative or administrative body. Appropriations can also be affected by legislation that addresses larger budgetary issues of the U.S. government which could reduce available funding for most federal agencies, including the United States Department of War. Government contracts are also subject to specific regulations, and failure to comply with applicable requirements could result in contract termination, suspension, or debarment from future government contracting. It is difficult to assess how this may impact our defense industry customers and the business we do with them in the future.

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

Any transactions that we are able to identify and complete may involve a number of risks, including:

•	The diversion of our management's attention from the management of our existing business to the integration of the operations and personnel of the acquired or combined business or joint venture;
•	Material business risks not identified in due diligence;
•	Exposure to potential unknown liabilities of the acquired or combined business;
•	Possible adverse effects on our operating results during the integration process;
•	Substantial acquisition-related expenses, which would reduce our net income, if any, in future years;
•	The occurrence of significant goodwill impairment charges;
•	The loss of key employees and customers as a result of changes in management; and
•	Our possible inability to achieve the intended objectives of the transaction.

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

Our future growth and success will depend in large part upon our ability to recruit highly skilled technical personnel, including engineers, and to retain our existing management and technical personnel. In addition, the loss or retirement of key employees presents particular challenges to the extent the departing employee had particularly valuable knowledge or experiences. This requires us to identify and train existing or new employees to perform necessary functions, which we may be unable to do, or which could result in unexpected costs, reduced productivity, or difficulties with respect to internal processes and controls. If we fail to have succession plans in place or our succession plans do not operate effectively, we may not be able to maintain continuity and our business could be adversely affected. Further, there is a labor shortage in the markets in which we operate which are highly competitive, and some of our operations are not located in highly populated areas. As a result, we may not be able to recruit and retain key personnel. Our failure to hire, retain or adequately train key personnel could have a negative impact on our performance.

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

Our supply chain is also subject to increasing regulatory requirements, including rules aimed at extinguishing forced labor that require extensive efforts to map supply chains effectively and efficiently beyond tier 1 suppliers for any involvement in human rights abuses. Goods suspected of being manufactured with forced labor could be blocked from importation into the United States, which could impact our ability to obtain necessary components and materials and adversely affect our revenue. Additionally, foreign governments may restrict our access to supply; for example, if China were to further restrict export of rare earth minerals, our suppliers’ ability to obtain such supply may be constrained and we may be unable to obtain sufficient quantities, or obtain supply in a timely manner, or at a commercially reasonable cost.

As a supplier to U.S. government defense contractors, we are subject to a number of procurement regulations and other requirements and could be adversely affected by changes in regulations or any negative findings from a U.S. government audit or investigation.

A number of our customers are U.S. government contractors. As one of their suppliers, we must comply with significant procurement regulations and other requirements. Under applicable federal regulations for defense contractors, we will be required to comply with the Cybersecurity Maturity Model Certification ("CMMC") program in the next several years and other similar cybersecurity requirements. We also maintain registration under ITAR for certain of our production facilities. One of those production facilities must comply with additional requirements and regulations for its production processes and for selected personnel in order to maintain the security of classified information. These requirements, although customary within these markets, increase our performance and compliance costs. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections and product field monitoring. If any inspection reveals noncompliance with these regulations, it could adversely affect our operations. Our international operations are, and will continue to be, subject to risks relating to changes in foreign legal and regulatory requirements. If any of these various requirements change, our costs of complying with them could increase and reduce our operating margins. To the extent that we are unable to comply with the CMMC or other requirements, our business with the Department of War or its prime customers could be at risk.

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

From time to time, we may also be subject to U.S. government investigations relating to our or our customers' operations and products and are expected to perform in compliance with a vast array of federal laws, including the Truth in Negotiations Act, the False Claims Act, the International Traffic in Arms Regulations promulgated under the Arms Export Control Act, the Foreign Corrupt Practices Act, and other federal statutes and regulations, including those established by OFAC. We or our customers may be subject to reductions of the value of contracts, contract modifications or termination, and the assessment of penalties and fines, which could negatively impact our results of operations and financial condition, or result in a diminution in revenue from our customers, if we or our customers are found to have violated the law or are indicted or convicted for violations of federal laws related to government security regulations, employment practices or protection of the environment, or are found not to have acted responsibly as defined by the law. Such convictions or actions could also result in suspension or debarment from serving as a supplier to government contractors for some period of time. Such convictions or actions could have a material adverse effect on us and our operating results. The costs of cooperating or complying with such audits or investigations may also adversely impact our financial results.

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

We have office and manufacturing space in Noida, India, and a sales office in Hong Kong. Additionally, foreign revenues for 2025 (primarily to Malaysia) accounted for 23.2% of our 2025 consolidated revenues. We anticipate that sales to customers located outside of the United States will continue to be a significant part of our revenues for the foreseeable future. Our international operations and sales to customers outside of the United States subject our operating results and financial condition to certain business, economic, political, health, regulatory and other risks, including but not limited to:

•	Political and economic conflict, weakness, or instability in countries in which our products are manufactured and sold, as well as in neighboring countries;
•	Business interruptions due to natural disasters, outbreak of disease, extreme weather, climate change and other events beyond our control;
•	Expropriation or the imposition of government controls;
•	Responsibility to comply with anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;
•	Sanctions, tariffs or restrictions on trade imposed or proposed by the U.S. government;
•	Export license requirements;
•	Local, regional or national laws or regulations, particularly those affecting our customers, suppliers, manufacturing facilities, and/or significant portions of our workforce;
•	Currency controls or fluctuations in exchange rates;
•	High levels of inflation or deflation;
•	Difficulty in staffing and managing non-U.S. operations;
•	Greater difficulty in collecting accounts receivable and longer payment cycles;
•	Changes in labor conditions and difficulties in staffing and managing international operations; and
•	Limitations on insurance coverage against geopolitical risks, natural disasters and business operations.

Additionally, to date, very few of our international revenue and cost obligations have been denominated in foreign currencies. As a result, changes in the value of the U.S. dollar relative to foreign currencies may affect our competitiveness in foreign markets. We do not currently engage in foreign currency hedging activities, but may do so in the future to the extent that we incur a significant amount of foreign-currency denominated liabilities.

Changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition, and results of operations.

We are subject to the trade policies, export/import controls, and other rules and regulations, including tariffs, trade sanctions, and license requirements of the U.S. and other government authorities. During the first Trump Administration from 2017 to 2021, certain tariffs and retaliatory tariffs, as well as other trade restrictions, were imposed on various products and materials. In 2025, President Trump again imposed tariffs and retaliatory tariffs against U.S. trading partners, some countries responded with new or increased tariffs of their own, and the amount of the import tariff and the number of products subject to tariffs changed multiple times based on actions by the U.S. government .However, there is currently significant uncertainty about the future relationship between the United States and various other countries with respect to trade policies, treaties, tariffs and customs duties. On February 20, 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). Following the Supreme Court’s decision, the Trump Administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business.

Future tariffs and trade restrictions may cause the prices of our vendors’ products to increase, which could reduce demand for such products, or reduce our vendors’ margins, and adversely impact their revenues, financial results, and ability to service debt. This in turn could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, our results of operations and financial condition could be materially and adversely impacted in the future. Given our manufacturing operations in India and sales office in Hong Kong, any expansion of tariffs to additional countries or retaliatory measures by foreign governments could directly impact our cost structure and competitive position. At this time, the situation remains dynamic and it remains unclear what the U.S. government or foreign governments will or will not do with respect to additional tariffs that may be imposed or international trade agreements and policies.

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

We rely on third-party providers for cloud infrastructure, hosting, content delivery, telecommunications, and other critical services. Disruptions, outages, performance degradations, cybersecurity incidents, or other failures at these providers, or at their subcontractors and subprocessors, could impair our operations, internal processes, and ability to serve customers. Certain events, including prolonged cloud service disruptions, domain name system failures, payment processor outages, or the insolvency or other failure of a key vendor, may exceed the scope of our business continuity and disaster recovery assumptions and could result in material operational disruption, data loss, reputational harm, and increased costs.

Our reliance on a limited number of providers for certain services may increase the severity of these risks, including the potential impact of outages, security incidents, or adverse changes to service levels, terms of use, or pricing. In addition, cyber insurance may be unavailable on commercially reasonable terms, may not be sufficient to cover all losses, and may be subject to retentions, sublimits, exclusions, and other limitations that could reduce or eliminate coverage for certain costs, liabilities, or lost profits.

Our IT systems require sustained investment to maintain, protect, and enhance existing systems and to develop new systems to keep pace with evolving technologies and regulatory standards. We are also evaluating and may implement generative artificial intelligence ("AI") technologies in our operations, and our suppliers, customers, and vendors may do the same. While AI may create opportunities for innovation and efficiency, AI-enabled systems may not perform as intended and may introduce or exacerbate operational, privacy, cybersecurity, and intellectual property risks, including inaccurate or biased outputs, data leakage, misuse, and claims or regulatory scrutiny relating to training data, model operation, or generated content. We may also depend on third-party AI models and vendors, and their availability, reliability, performance, or terms of use may change, which could increase costs or negatively affect our operations.

Cybersecurity risks and cybersecurity incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

Our business could be negatively impacted by cybersecurity events and other disruptions. We face various cybersecurity threats, including attacks using malware, ransomware, distributed denial of service attacks, credential stuffing, supply-chain compromises of software updates, managed service providers, or widely used tools, or phishing incidents resulting in unauthorized access, theft, use, destruction, or other compromises of our systems, as well as threats to the physical security of our facilities and employees, and threats from terrorist acts. In addition, we face cybersecurity threats from entities and persons that may seek to target us through our customers, suppliers and other third parties with whom we do business. Many of these cybersecurity threats are increasingly sophisticated and constantly evolving, especially with the growing prevalence of artificial intelligence. Accordingly, we maintain information security staff, policies and procedures for managing risk to our information systems, and we review and update our policies, procedures and practices in light of evolving threats. We conduct employee training on cybersecurity to mitigate persistent and continuously evolving cybersecurity threats. However, there can be no assurance that any such actions, including the timeliness of our efforts to review, update or implement policies, procedures and practices in light of evolving threats, or the safeguards put in place by our customers, suppliers and other parties on which we rely, will be sufficient to detect, prevent and mitigate cybersecurity breaches or disruptions, or the unauthorized release of sensitive information or corruption of data.

Privacy, data protection, and AI laws at the local, state, federal, and international levels impose obligations on us to protect the confidentiality of personal information and create additional compliance and liability risks, including in connection with cybersecurity incidents. A growing patchwork of privacy and AI statutes and regulations imposes differing and evolving requirements relating to notices and disclosures, consumer rights and appeals, data minimization, restrictions on the collection and use of sensitive data, targeted advertising, and certain forms of profiling or automated decision-making. We may also be subject to laws and regulations governing children’s and teen privacy, biometric identifiers and voiceprints, and marketing and telemarketing practices, including requirements for email, SMS, and call or text consent. Transfers of personal data across borders may require the use of specific transfer mechanisms and the implementation of additional safeguards. These obligations vary materially by jurisdiction and may increase compliance complexity and costs, limit our ability to develop or offer new products or services, and adversely affect consumer experience.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our investor relationships. As our reliance on technology increases, so will the risks posed to our information systems, both internal and those we outsource. There is no guarantee that any processes, procedures and internal controls we have implemented or will implement will prevent cyber intrusions, which could have a negative impact on our financial results, operations, business relationships or confidential information. We are also subject to evolving disclosure and governance requirements related to cybersecurity, and failure to timely assess and disclose material cybersecurity incidents or to maintain effective processes could result in regulatory scrutiny, litigation, and reputational harm.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). We are required to comply with the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act"), and other rules that govern public companies.

If we identify material weaknesses in our internal control over financial reporting in the future, if we cannot comply with the requirements of the Sarbanes-Oxley Act in a timely manner or attest that our internal control over financial reporting is effective, or if our independent registered public accounting firm cannot express an opinion as to the effectiveness of our internal control over financial reporting when required, we may not be able to report our financial results accurately and timely. As a result, investors, counterparties and consumers may lose confidence in the accuracy and completeness of our financial reports. Accordingly, access to capital markets and perceptions of our creditworthiness could be adversely affected, and the market price of our common stock could decline. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources. These events could have a material and adverse effect on our business, operating results, financial condition and prospects.

Risks Related to Our Securities

The price of our common stock has fluctuated considerably and is likely to remain volatile, in part due to the limited market for our common stock.

From January 1, 2025 through December 31, 2025, the high and low closing prices for our common stock were $59.64 and $35.00, respectively. There is a limited public market for our common stock, and we cannot provide assurances that a more active trading market will develop or be sustained. As a result of limited trading volume in our common stock, the purchase or sale of a relatively small number of shares could result in significant price fluctuations and it may be difficult for holders to sell their shares without depressing the market price for our common stock.

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

Our officers and directors control approximately 5.6% of the voting power represented by our outstanding shares of common stock as of March 16, 2026. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all of our stockholders.

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

Risks Related to the Separation

As a result of the Separation, certain of our directors and officers may have actual or potential conflicts of interest because of their positions or relationships with The LGL Group, Inc..

As a result of the Separation, Marc Gabelli serves as special advisor to our Chairman of the Board of Directors and also serves as Executive Chairman of the Board of Directors of The LGL Group, Inc. ("LGL Group"). Such dual roles could create, or appear to create, potential conflicts of interest when LGL Group and our officers and directors face decisions that could have different implications for the two companies.

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

Cybersecurity risk management is an integral part of our overall enterprise risk management efforts. Mtron achieved ISO 27001:2022 certification during 2024, demonstrating a robust information security management program. The Company has chosen the National Institute of Standards for its base framework for handling cybersecurity threats and incidents because it is compatible with certain risk management business functions required by customers and U.S. government oversight. Controls in the SP 800-53 (Security and Privacy Controls for Information Systems and Organizations) catalog have been tailored-in based on governance found in ISO 27001:2022, SP 800-171 (Protecting Controlled Unclassified Information in Nonfederal Systems and Organizations), internally determined IT general controls and industry best practices. The selected controls create a balanced approach aimed at protecting confidentiality, integrity, and availability of the Company’s IT systems.

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

In 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see "Risk Factors – Cybersecurity risks and cybersecurity incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results" in this Report.

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

The information required for this Part I, Item 3 is incorporated by reference to the discussion under Note 13 – Contingencies to the Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Report.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Unless otherwise stated, all dollar amounts are in thousands.

Market for Common Equity

Our common stock is listed on the NYSE American under the symbol "MPTI."

Holders of Common Stock

As of March 16, 2026, we had approximately 5,100 holders of record of our common stock. The actual number of holders of common stock is greater than this number of record holders, and includes holders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include holders whose shares may be held in trust by other entities.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities during the three months and year ended December 31, 2025 that were not registered under the Securities Act.

Purchases of Equity Securities by the Issuer or Affiliated Purchaser

The Company did not repurchase any shares of its common stock during the three months ended December 31, 2025.

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

Warrants

On April 25, 2025, the Company issued 2,911,165 warrants (the "Warrants") to holders of record of outstanding shares of the Company's common stock as of March 10, 2025. Five (5) Warrants entitled their holder to purchase one (1) share of Mtron common stock par value $0.01 per share (the "Common Stock") at an exercise price of $47.50 per share. The Warrants were exercisable on the date that was the earlier of (i) thirty (30) days prior to April 25, 2028 and (ii) such date that the average volume weighted-average price ("VWAP") of the Common Stock was greater than or equal to $52.00 per share for the prior thirty (30) consecutive trading day period (the "Trigger"); provided however, that should the Trigger occur, the Warrants must be exercised within thirty (30) days of the Company's notification pursuant to the Warrant Agreement that the Trigger occurred.

On October 23, 2025, the Company announced the average VWAP of the Common Stock exceeded the Trigger on October 20, 2025, which resulted in the Warrants becoming immediately exercisable through December 23, 2025.

As of December 31, 2025, Warrant holders exercised 2,351,025, or 80.8%, of the Warrants, in a net share settlement of 470,205 shares of Common Stock. The remaining 560,140 Warrants expired unexercised in accordance with their terms. However, on January 7, 2026, the Company distributed 112,028 unallocated shares of Common Stock to Warrant holders who elected to participate in the over-subscription privilege. The gross proceeds to the Company were $27.7 million, of which $22.3 million was receivable as of December 31, 2025. As of December 31, 2025, no Warrants remained outstanding.

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

For a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 27, 2025, which is available free of charge on the SEC's website at https://www.sec.gov and on our website at ir.mtron.com.

Trends and Uncertainties

We are not aware of any material trends or uncertainties, other than the global economic conditions affecting our industry generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on our revenues or income other than those listed in Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.

Results of Operations

The following table presents our Consolidated Statements of Operations for the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024	$ Change	% Change
Revenues	$54,417	$49,012	$5,405	11.0%
Costs and expenses:
Manufacturing cost of sales	30,269	26,372	3,897	14.8%
Engineering, selling and administrative	13,857	13,246	611	4.6%
Total costs and expenses	44,126	39,618	4,508	11.4%
Operating income	10,291	9,394	897	9.5%
Other income:
Interest income, net	539	243	296	121.8%
Other income, net	124	138	(14)	-10.1%
Total other income, net	663	381	282	74.0%
Income before income taxes	10,954	9,775	1,179	12.1%
Income tax expense	2,507	2,139	368	17.2%
Net income	$8,447	$7,636	$811	10.6%

2025 compared to 2024

Total Revenues

Total revenues increased $5,405, or 11.0%, from $49,012 in 2024 to $54,417 in 2025 primarily due to strong defense program product and solution shipments, as well as an increase in shipments in the avionics and industrials sectors.

Total Costs and Expenses

Total costs and expenses increased $4,508, or 11.4%, from $39,618 in 2024 to $44,126 in 2025 primarily due to:

•

a $3,897, or 14.8%, increase in Manufacturing cost of sales from $26,372 in 2024 to $30,269 in 2025 driven by the increase in production of several new products, which result in higher initial manufacturing costs, as well as the impact of tariffs; and

•

a $611, or 4.6%, increase in Engineering, selling and administrative from $13,246 in 2024 to $13,857 in 2025 driven by continued investment in research and development; higher sales commissions consistent with the growth in revenues; higher stock-based compensation; higher sales and marketing costs; and an increase in administrative and corporate expenses consistent with the overall growth in the business.

The Company's total costs and expenses for 2024 included bonus expense of approximately $1.5 million, or 3.0% of revenues, which was not incurred in 2025.

Gross Margin

Gross margin (Revenues less Manufacturing cost of sales as a percentage of Revenues) decreased 180 basis points from 46.2% in 2024 to 44.4% in 2025 reflecting product mix and higher tariff-related costs.

Total Other Income, Net

Total other income, net increased $282, or 74.0%, from $381 in 2024 to $663 in 2025 primarily due to a $296 increase in Interest income, net from $243 in 2024 to $539 in 2025 driven by higher average balances invested in money market mutual funds.

Income Tax Expense

Income tax expense  increased  $368, or 17.2%, from  $2,139 in  2024 to  $2,507 in  2025 primarily due to the increase in Income before income taxes discussed above.

Backlog

As of December 31, 2025, our order backlog was $76,425, an increase of $29,186, or 61.8%, from $47,239 as of December 31, 2024. The increase in backlog from December 31, 2024 reflects the nature of a program centric business model, which can materially affect backlog based on the timing and size of these orders.

The backlog of unfilled orders includes amounts based on signed contracts and purchase orders, which are likely to be fulfilled substantially within the next 12 to 24 months. Order backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost. We expect to fill the vast majority of our order backlog as of December 31, 2025 during 2026 and 2027, but cannot provide assurances as to what portion of the order backlog will be fulfilled in any given year.

Non-GAAP Financial Measures

To supplement our Consolidated Financial Statements presented on a U.S. GAAP basis, the Company presents its financial condition and results of operations in the way it believes will be most meaningful and representative of its business results. Some of the measurements the Company uses are "Non-GAAP financial measures" under SEC rules and regulations. The non-GAAP financial measures the Company presents are listed below and may not be comparable to similarly-named measures reported by other companies. The presentation of this additional information is not meant to be considered in isolation or as a substitute for net earnings or diluted earnings per share prepared in accordance with U.S. GAAP.

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

Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA") is derived by excluding the items set forth below from Income before income taxes. Excluded items include the following:

•	Interest income
•	Interest expense
•	Depreciation
•	Amortization
•	Non-cash stock-based compensation
•	Other discrete items that might have a significant impact on comparable GAAP measures and could distort the evaluation of our normal operating performance.

Reconciliation of GAAP Income Before Income Taxes to EBITDA and Non-GAAP Adjusted EBITDA

The following table presents a reconciliation of income before income taxes to Adjusted EBITDA, a non-GAAP measure:

	Three Months Ended December 31,		Year Ended December 31,
(in thousands, except share data)	2025	2024	2025	2024
Income before income taxes	$4,082	$2,758	$10,954	$9,775
Adjustments:
Interest income, net	(161)	(104)	(539)	(243)
Depreciation	286	251	1,086	968
Amortization	—	—	—	5
Total adjustments	125	147	547	730
EBITDA	4,207	2,905	11,501	10,505
Non-cash stock compensation	278	151	1,081	636
Adjusted EBITDA	$4,485	$3,056	$12,582	$11,141

Three months ended December 31, 2025 compared to three months ended December 31, 2024

Adjusted EBITDA increased $1,429 from $3,056 for the three months ended December 31, 2024 to $4,485 for the three months ended December 31, 2025. The increase was primarily due to higher revenues and lower engineering, selling and administrative expenses partially offset by lower gross margin discussed above.

Year ended 2025 compared to Year ended 2024

Adjusted EBITDA increased $1,441 from $11,141 in 2024 to $12,582 in 2025. The increase was primarily due to higher revenues discussed above, continued operating leverage, and lower incentive compensation partially offset by lower gross margin discussed above. Adjusted EBITDA in 2024 included bonus expense of approximately 3.0% of revenues, which was not incurred in 2025.

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

As of December 31, 2025 and 2024, Cash and cash equivalents were $20,891 and $12,641, respectively.

Cash Flow Activity

The following table presents the cash flow activity for the period indicated:

	As of December 31,
(in thousands)	2025	2024
Cash and cash equivalents, beginning of year	$12,641	$3,913
Cash provided by operating activities	10,659	7,521
Cash used in investing activities	(2,551)	(1,898)
Cash provided by financing activities	142	3,105
Net change in cash and cash equivalents	8,250	8,728
Cash and cash equivalents, end of year	$20,891	$12,641

Operating Activities

Cash provided by operating activities was $10,659 in 2025 compared to $7,521 in 2024, an increase of $3,138 primarily due to the following:

•	Higher net income;
•	Higher non-cash adjustments, including:
◦	Stock-based compensation expense, which increased $445 from $636 in 2024 to $1,081 in 2025;
◦	Deferred income tax provision, which decreased $1,268 from $212 in 2024 to $1,480 in 2025;
•	Working capital movements, including:
◦	Accounts receivable, which decreased $186 in 2025 compared to an increase of $2,040 in 2024, reflecting shorter customer payment cycles;
◦	Inventories, net, which increased $164 in 2025 compared to $625 in 2024;
◦	Prepaid expenses and other assets, which increased $1,156 in 2025 compared to $165 in 2024, primarily due to higher income taxes receivable; and
◦	Accounts payable, accrued compensation and other expenses, and other liabilities, which increased $328 in 2025 compared to $889 in 2024, primarily due to the timing of goods received and services performed prior to period end and reflects normal fluctuations in operating activity.

Our working capital metrics were as follows:

	As of December 31,
(in thousands)	2025	2024
Current assets	$61,217	$29,752
Less: Current liabilities	4,891	5,216
Working capital	$56,326	$24,536

Current ratio	12.5	5.7

Management continues to focus on efficiently managing working capital requirements to match operating activity levels and will seek to deploy the Company’s working capital where it will generate the greatest returns.

Investing Activities

Cash used in investing activities was $2,551 in 2025 compared to $1,898 in 2024, an increase of $653 primarily due to the purchase of equipment to support growth and next generation product development.

Financing Activities

Cash provided by financing activities was $142 in 2025 compared to $3,105 in 2024, a decrease of $2,963 primarily due to lower exercises of stock options awarded in December 2023.

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

Contractual Obligations

The following table summarizes contractual obligations, in total, and by remaining maturity:

		Payments due by Period
(in thousands)	Total Payments	2026	2027	2028	2029	2030
Leases	$256	$74	$74	$48	$48	$12
Revolving credit facility	—	—	—	—	—	—
Delayed draw facility	—	—	—	—	—	—
Total	$256	$74	$74	$48	$48	$12

Leases

Leases represent the future minimum lease payments under our operating leases. We believe that we maintain adequate financial resources to meet the actual required payments under these obligations.

Revolving Credit Facility and Delayed Draw Facility

On December 31, 2025, we entered into an amended and restated credit agreement (the "Credit Agreement") with Fifth Third Bank, National Association ("Fifth Third Bank"), replacing our prior credit facility with Fifth Third Bank (the "Previous Credit Agreement"). The Credit Agreement provides for a $10.0 million revolving credit facility (the "Revolving Facility") and a $10.0 million delayed draw term loan facility (the "Delayed Draw Facility"). Borrowings under the Revolving Facility and the Delayed Draw Facility bear interest at a rate based on the Secured Overnight Financing Rate ("SOFR") plus a margin ranging from 2.00% to 3.00%, determined by the Company's leverage ratio, with a SOFR floor of 0.00%. The Company will pay a fee on the average unused daily amount of the facilities at a rate ranging from 0.20% and 0.30%, determined by the Company's leverage ratio. Amounts outstanding under the Revolving Facility are due at maturity on December 31, 2028, and advances under the Delayed Draw Facility are available for a period of 36 months from the date of the Credit Agreement, with each advance maturing 36 months after funding and subject to quarterly amortization requirements. The Credit Agreement contains various affirmative and negative covenants that are customary for transactions of this type, including limitations on the incurrence of debt and liabilities, as well as financial reporting requirements. The Credit Agreement also imposes certain financial covenants based on the following criteria: (a) Leverage Ratio and (b) Fixed Charge Coverage Ratio (each as defined in the Credit Agreement). All loans pursuant to the Credit Agreement are secured by a first-priority lien on substantially all of the personal property of the Company. See Note 7 – Revolving Credit Agreement to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Report for details of the Credit Agreement.

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

M-tron Industries, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of M-tron Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of M-tron Industries, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY

March 25, 2026

PCAOB ID No. 127

M-tron Industries, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except share data)	2025	2024
Revenues	$54,417	$49,012
Costs and expenses:
Manufacturing cost of sales	30,269	26,372
Engineering, selling and administrative	13,857	13,246
Total costs and expenses	44,126	39,618
Operating income	10,291	9,394
Other income:
Interest income, net	539	243
Other income, net	124	138
Total other income, net	663	381
Income before income taxes	10,954	9,775
Income tax provision	2,507	2,139
Net income	$8,447	$7,636

Income per common share:
Basic	$2.94	$2.78
Diluted	$2.62	$2.65

Weighted average shares outstanding:
Basic	2,873,256	2,748,186
Diluted	3,226,259	2,883,944

See Accompanying Notes to Consolidated Financial Statements.

M-tron Industries, Inc.

Consolidated Balance Sheets

(in thousands, except share data)	December 31, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$20,891	$12,641
Accounts receivable, net of allowances of $204 and $182, respectively	6,656	6,842
Inventories, net	9,673	9,509
Prepaid expenses and other current assets	1,662	760
Warrant exercise receivable	22,335	—
Total current assets	61,217	29,752
Property, plant and equipment, net	6,514	5,061
Right-of-use lease asset	217	9
Intangible assets, net	40	40
Deferred income tax asset	272	1,695
Other assets	123	3
Total assets	$68,383	$36,560

Liabilities:
Current liabilities:
Accounts payable	$1,792	$1,423
Accrued compensation and commissions expense	1,404	3,235
Other accrued expenses	1,401	500
Income taxes payable	294	58
Total current liabilities	4,891	5,216
Long-term lease liability	148	—
Deferred income tax liability	129	72
Total liabilities	5,168	5,288

Contingencies (Note 13)

Stockholders' equity:
Preferred stock ($0.01 par value; 5,000,000 shares authorized, none issued)	—	—
Common stock ($0.01 par value; 25,000,000 shares authorized; 3,405,210 issued and outstanding as of 2025; 2,911,165 shares issued and outstanding as of 2024)	34	28
Additional paid-in capital	43,397	19,907
Retained earnings	19,784	11,337
Total stockholders' equity	63,215	31,272
Total liabilities and stockholders' equity	$68,383	$36,560

See Accompanying Notes to Consolidated Financial Statements.

M-tron Industries, Inc.

Consolidated Statements of Stockholders' Equity

(in thousands, except share data)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Equity
Balance, December 31, 2023	$—	$27	$16,167	$3,701	$19,895
Net income	—	—	—	7,636	7,636
Stock-based compensation expense	—	—	636	—	636
Exercise of stock options	—	1	3,104	—	3,105
Exercise of warrants, net of costs	—	—	—	—	—
Balance, December 31, 2024	$—	$28	$19,907	$11,337	$31,272
Net income	—	—	—	8,447	8,447
Stock-based compensation expense	—	—	1,081	—	1,081
Exercise of stock options	—	1	531	—	532
Exercise of warrants, net of costs	—	5	21,878	—	21,883
Balance, December 31, 2025	$—	$34	$43,397	$19,784	$63,215

See Accompanying Notes to Consolidated Financial Statements.

M-tron Industries, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands, except share data)	2025	2024
Cash flows from operating activities:
Net income	$8,447	$7,636
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Depreciation	1,086	968
Amortization of finite-lived intangible assets	—	5
Stock-based compensation expense	1,081	636
Unrealized foreign currency loss	69	5
Gain on disposal of fixed assets	(42)	—
Deferred income tax provision	1,480	212
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	186	(2,040)
Increase in inventories, net	(164)	(625)
Increase in prepaid expenses and other assets	(1,156)	(165)
(Decrease) Increase in accounts payable, accrued compensation, commissions, income taxes and other	(328)	889
Total adjustments	2,212	(115)
Net cash provided by operating activities	10,659	7,521
Cash flows from investing activities
Capital expenditures	(2,551)	(1,898)
Net cash used in investing activities	(2,551)	(1,898)
Cash flows from financing activities
Proceeds from exercise of stock options	532	3,105
Warrant-related costs	(318)	—
Debt issuance costs	(72)	—
Net cash provided by financing activities	142	3,105
Increase in cash and cash equivalents	8,250	8,728
Cash and cash equivalents at beginning of year	12,641	3,913
Cash and cash equivalents at end of year	$20,891	$12,641

Non-cash investing activity:
Proceeds from disposal of fixed assets	$54	$—

Non-cash financing activity:
Proceeds from exercise of warrants receivable at period end, net of costs	$22,201	$—

Supplemental disclosure:
Cash paid for taxes	$1,020	$2,388
Cash paid for interest	$9	$8

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

The Company offers a wide range of precision frequency control and spectrum control solutions including radio frequency ("RF"), microwave and millimeter wave filters; cavity, crystal, ceramic, lumped element and switched filters; high performance and high frequency oven-controlled crystal oscillators ("OCXO"), integrated phase-locked loops ("PLL") OCXOs, temperature-compensated crystal oscillators ("TCXO"), voltage-controlled crystal oscillators ("VCXO"), and low jitter and harsh environment oscillators; crystal resonators; RF Solutions; and state-of-the-art solid state power amplifier products.

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

Reclassifications

Certain prior period balances have been reclassified to conform to the current year presentation.

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

Refer to Note 14 - Other Financial Statement Information for further information.

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

Refer to Note 14 - Other Financial Statement Information for further information.

Intangible Assets

Intangible assets are recorded at cost less accumulated amortization. Amortization is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range up to 10 years. The intangible assets consist of intellectual property and goodwill.

The amortizable intangible assets are fully amortized as of December 31, 2025.

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

The Company provides disaggregated revenue details by geographic markets in Note 15 - Domestic and Foreign Revenues.

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

M-tron Industries, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

Shipping Costs

Amounts billed to customers related to shipping and handling are classified as revenue, and the Company's shipping and handling costs, including tariffs, are included in manufacturing cost of sales.

Research and Development Costs

Research and development costs are charged to operations as incurred. For the years ended December 31, 2025 and 2024, research and development costs were $3,161 and $2,809, respectively. Such costs are included within Engineering, selling and administrative expenses on the Consolidated Statements of Operations.

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

Refer to Note 8 - Stock-Based Compensation for further information.

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

Refer to Note 10 - Earnings Per Share for further information.

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

Global Intangible Low-Taxed Income

The Global Intangible Low-Taxed Income ("GILTI") provisions of the Tax Cuts and Jobs Act of 2017, enacted on December 22, 2017 (the "Tax Cuts and Jobs Act"), require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets. An accounting policy election is available to either account for the tax effects of GILTI in the period that is subject to such taxes or to provide deferred taxes for book and tax basis differences that upon reversal may be subject to such taxes. The Company has elected to account for the tax effects of these provisions in the period that is subject to such tax, and the impact was reflected in the Company’s 2025 and 2024 provisions.

M-tron Industries, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

Research and Experimentation

Effective for tax years beginning after December 31, 2021, taxpayers are required to capitalize any expenses incurred that are considered incidental to research and experimentation ("R&E") activities under Section 174 of the Internal Revenue Code of 1986, as amended (the "IRC"). While taxpayers historically had the option of deducting these expenses under IRC Section 174, the Tax Cuts and Jobs Act mandates capitalization and amortization of R&E expenses for tax years beginning after December 31, 2021. Expenses incurred in connection with R&E activities in the US must be amortized over a 5-year period if incurred, and R&E expenses incurred outside the US must be amortized over a 15-year period. R&E activities are broader in scope than qualified research activities that are considered under IRC Section 41 (relating to the research tax credit).

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

Refer to Note 6 - Income Taxes for further information.

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

The Company performed an assessment to determine if there were any indicators of impairment as a result of the operating conditions at the end of each 2025 fiscal quarter, including as of 2025. The Company concluded that, while there were events and circumstances in the macro-environment that did impact us, we did not experience any entity-specific indicators of asset impairment and no triggering events occurred.

Financial Instruments

Cash and cash equivalents, trade accounts receivable, trade accounts payable and accrued expenses are carried at cost which approximates fair value due to the short-term maturity of these instruments.

Concentration Risks

In 2025, the Company's largest and second largest customers accounted for $19,586, or 36.0%, and $8,129, or 14.9%, respectively, of the Company's total revenues. In 2024, the Company's largest and second largest customers accounted for $18,145, or 37.0%, and $8,522, or 17.4%, respectively, of the Company’s total revenues.

A significant portion of the Company's accounts receivable is concentrated with a relatively small number of customers. As of December 31, 2025, four of the Company's customers accounted for approximately $4,898, or 71.4%, of gross accounts receivable. As of December 31, 2024, four of the Company's customers accounted for approximately $4,648, or 66.2%, of gross accounts receivable. The Company carefully evaluates the creditworthiness of its customers in deciding to extend credit and utilizes letters of credit to further limit credit risk for export sales. As a result of these policies, the Company has experienced very low historical bad debt expense and believes the related risk to be minimal.

At various times during the years ended and as of December 31, 2025 and 2024, some deposits held at financial institutions were in excess of federally insured limits. The Company has mitigated its risk through placing excess cash balances in a U.S. Treasury money market fund and has not experienced any losses related to these balances.

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

Refer to Note 3 - Segment Information for further information.

Foreign Currency Translation

The assets and liabilities of international operations are remeasured at the exchange rates in effect at the balance sheet date for monetary assets and liabilities and at historical rates for nonmonetary assets and liabilities, with the related remeasurement gains or losses reported within the Consolidated Statements of Operations. The results of international operations are remeasured at the monthly average exchange rates. The Company's foreign subsidiaries and respective operations' functional currency is the U.S. dollar. The Company has determined this based upon the majority of transactions with customers as well as intercompany transactions and parental support being based in U.S. dollars. For the years ended  December 31, 2025 and 2024, the Company recognized a remeasurement loss of $69 and $5, respectively, which is included within Other income, net on the Consolidated Statements of Operations.

Accounting Standards Adopted

Income Taxes

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures" ("ASU 2023-09"). The standard requires disaggregated information about a company's effective tax rate reconciliation as well as information on income taxes paid. The provisions of the standard are effective for public companies for fiscal years beginning after December 15, 2024, with early adoption permitted. This accounting standards update applies prospectively; however, retrospective application is permitted. The Company adopted ASU 2023-09 retrospectively during 2025. Refer to Note 6 - Income Taxes for further information.

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

The measure of segment assets is reported on the Consolidated Balance Sheets as consolidated Total assets.

The following table presents Mtron's operations for the Electronic Components segment for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Revenues	$54,417	$49,012

Less:
Cost of goods sold	24,079	21,673
Manufacturing expenses	6,190	4,699
Segment gross profit	$24,148	$22,640

Less:
Research and development costs	3,161	2,809
Selling and commissions	4,046	3,486
General and administrative expenses	6,691	6,951
Income tax expense	2,507	2,139
Other segment items (a)	(704)	(381)
Segment net income	$8,447	$7,636

Reconciliation of Segment gross profit to Consolidated net income
Segment operating expenses, net	(13,857)	(13,246)
Other income	663	381
Income tax expense	(2,507)	(2,139)
Consolidated net income	$8,447	$7,636

Reconciliation of Segment net income to Consolidated net income
Adjustments and reconciling items	—	—
Consolidated net income	$8,447	$7,636
(a)	Other segment items includes the following:
•	Interest income
•	Income received under the Amended and Restated Transitional Administrative and Management Services Agreement with The LGL Group, Inc.
•	Foreign currency translation gains and losses
•	Other gains and losses
•	Other expense reimbursements paid to or received from The LGL Group, Inc.

M-tron Industries, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

Other Segment Disclosures

The following table presents other segment information for the Electronic Components segment as of and for the years ended December 31, 2025 and 2024:

	As of and For Year Ended December 31,
	2025	2024
Interest income	$551	$259
Interest expense	(12)	(16)
Depreciation	1,086	968
Amortization	—	5
Other significant non-cash items
Stock-based compensation	1,081	636

Total assets	68,383	36,560
Capital expenditures	2,551	1,898

4. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value guidance identifies three primary valuation techniques: the market approach, the income approach and the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount. The measurement is based on the value indicated by current market expectations about those future amounts. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset.

Fair Value Hierarchy

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to observable inputs such as quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The maximization of observable inputs and the minimization of the use of unobservable inputs are required.

Classification within the fair value hierarchy is based upon the objectivity of the inputs that are significant to the valuation of an asset or liability as of the measurement date. The three levels within the fair value hierarchy are characterized as follows:

Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Unobservable inputs for the asset or liability for which there is little, if any, market activity for the asset or liability at the measurement date. Unobservable inputs reflect the Company's own assumptions about what market participants would use to price the asset or liability. These inputs  may include internally developed pricing models, discounted cash flow methodologies as well as instruments for which the fair value determination requires significant management judgment.

Valuation Methodologies of Financial Instruments Measured at Fair Value

Cash and cash equivalents - Money market instruments are measured at cost, which approximates fair values because of the relatively short time to maturity.

Equity Securities - Whenever available, we obtained quoted priced in active markets for identical assets as of the balance sheet date to measure equity securities. Market price data is generally obtained from exchange or dealer markets.

M-tron Industries, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of inputs used:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a)	$19,564	$—	$—	$19,564
Prepaid expenses and other current assets:
Equity securities	56	—	—	56
Total prepaid expenses and other current assets	56	—	—	56
Total	$19,620	$—	$—	$19,620

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a)	$10,415	$—	$—	$10,415
Prepaid expenses and other current assets:
Equity securities	21	—	—	21
Total prepaid expenses and other current assets	21	—	—	21
Total	$10,436	$—	$—	$10,436
(a)	As of December 31, 2025 and 2024, included investments in money market mutual funds managed or advised by GAMCO Investors, Inc. or one of its subsidiaries.

There were no liabilities subject to fair value on a recurring basis as of December 31, 2025 and 2024.

Fair Value Measurements on a Non-Recurring Basis

The Company has other assets that  may be subject to measurement at fair value on a non-recurring basis including goodwill and intangible assets and other long-lived assets. The Company reviews goodwill annually and the carrying value of long-lived assets whenever events and circumstances indicate that the carrying amounts of the assets  may not be recoverable. If it is determined that the assets are impaired, the carrying value would be reduced to an estimated recoverable value. The Company’s Common Stock Warrants (as defined below) were measured at fair value as disclosed in Note 9 - Stockholders’ Equity.

As of  December 31, 2025 and 2024, the Company did not write down any assets to fair value.

Fair Value Information about Financial Instruments Not Measured at Fair Value

As of  December 31, 2025 and 2024, the Company did have any assets or liabilities classified as financial instruments that are not measured at fair value.

M-tron Industries, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

5. Related Party Transactions

In the normal course of business, the Company enters into various transactions with affiliated companies. Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial or operating decisions.

The following table summarizes income and expenses from transactions with related parties for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025		2024
	Income	Expense	Income	Expense
GAMCO Investors, Inc.	$549	$—	$250	$—
The LGL Group, Inc.	48	(41)	48	105
Total	$597	$(41)	$298	$105

The following table summarizes assets and liabilities with related parties as of December 31, 2025 and 2024:

	As of December 31,
	2025		2024
	Assets	Liabilities	Assets	Liabilities
GAMCO Investors, Inc.	$19,564	$—	$10,415	$—
The LGL Group, Inc.	227	—	59	—
Total	$19,791	$—	$10,474	$—

The material agreements whereby the Company generates revenues and expenses with affiliated entities are discussed below:

Investment Activity with GAMCO Investors, Inc

Certain balances are held and invested in U.S. Treasury funds managed or advised by GAMCO Investors, Inc. or one of its subsidiaries (collectively, "GAMCO" or the "Fund Manager"), which is related to the Company through certain of our shareholders. For the years ended December 31, 2025 and 2024, the Company paid the Fund Manager a fund management fee of approximately 8 basis points annually of the asset balances under management, which are not paid directly by the Company and are deducted prior to the fund striking its net asset value ("NAV").

As of December 31, 2025 and 2024, the balance with the Fund Manager was $19,564 and $10,415, respectively, all of which was classified within Cash and cash equivalents on the Consolidated Balance Sheets.

For the years ended December 31, 2025 and 2024, the Company earned income on its investments with the Fund Manager totaling $549 and $250, respectively, all of which was included in Interest income, net on the Consolidated Statements of Operations.

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

For the years ended December 31, 2025 and 2024, LGL Group paid the Company $48 under the terms of the Mtron TSA, which were recorded in Other income, net on the Consolidated Statements of Operations.

M-tron Industries, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

Tax Indemnity and Sharing Agreement

Mtron and LGL Group entered into a Tax Indemnity and Sharing Agreement ("Mtron Tax Agreement"), which sets out the terms for which party would be responsible for taxes imposed on LGL Group if the Distribution, together with certain related transactions, were to fail to qualify as a tax-free transaction under IRC Sections 355 and 368(a)(1)(D) if such failure were the result of actions taken after the Distribution by Mtron or LGL Group.

For the years ended December 31, 2025 and 2024, no taxes related to the Distribution have been recorded in the Consolidated Financial Statements.

Other Transactions

Mtron and LGL Group agreed to share the salaries and benefits related to certain employees incurred by Mtron and/or LGL Group. For the year ended December 31, 2025, LGL Group reimbursed the Company $41 of the salaries and benefits of certain employees. For the year ended December 31, 2024, the Company reimbursed LGL Group $105 of the salaries and benefits of certain employees. These reimbursements were recorded in Engineering, selling, and administrative on the Consolidated Statements of Operations.

6. Income Taxes

Effective Tax Rate

The following table presents Income before income taxes by U.S. and foreign location in which such pre-tax income was earned or incurred:

	Year Ended December 31,
	2025	2024
United States	$10,502	$9,411
Foreign	452	364
Total	$10,954	$9,775

Income tax expense for the years ended December 31, 2025 and 2024 is as follows:

	Year Ended December 31,
	2025	2024
Current tax expense:
Federal	$427	$1,416
State and local	477	349
Foreign	129	228
Total current tax expense	1,033	1,993
Deferred tax expense (benefit):
Federal	1,331	101
State and local	4	38
Foreign	139	7
Total before change in valuation allowance	1,474	146
Change in valuation allowance	—	—
Net deferred tax expense	1,474	146
Total income tax expense	$2,507	$2,139

M-tron Industries, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate to Income before income taxes is detailed below:

	Year Ended December 31,
	2025		2024
	Amount	%	Amount	%
Income before income taxes	$10,954		$9,775

U.S federal statutory tax rate	2,300	21.0%	2,053	21.0%

State and local income taxes, net of federal benefit (a)	381	3.5%	306	3.1%
Foreign tax effects	96	0.9%	159	1.6%
Effect of changes in tax laws or rates enacted in the current period	—	0.0%	—	0.0%
Effect of cross-border tax laws
Global intangible low-tax income	55	0.5%	26	0.3%
Tax credits
Research and development tax credit	(173)	(1.6%)	(195)	(2.0%)
Foreign tax credits	(37)	(0.3%)	(32)	(0.3%)
Changes in valuation allowances	—	0.0%	—	0.0%
Nontaxable or nondeductible items
Stock-based compensation	(126)	(1.2%)	(201)	(2.1%)
Other	(49)	(0.4%)	—	0.0%
Changes in unrecognized tax benefits	63	0.6%	62	0.6%
Other adjustments	(3)	0.0%	(39)	(0.4%)
Effective tax rate	$2,507	23.0%	$2,139	21.8%
(a)

For the year ended December 31, 2025 , Florida and Massachusetts made up the majority (greater than 50%) of the tax effect in this category. For the year ended December 31, 2024, Florida and Massachusetts made up the majority (greater than 50%) of the tax effect in this category.

Deferred Tax Assets

Deferred income taxes for 2025 and 2024 were provided for the temporary differences between the financial reporting basis and the income tax basis of the Company's assets and liabilities. Tax effects of temporary differences and carryforwards as of  December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
Deferred tax assets:
Inventory reserve	$378	$343
Other reserves and accruals	35	277
Capitalized Sec. 174 R&E	180	1,261
Intangible assets	27	35
Stock-based compensation	192	154
Tax credit carryforwards	—	—
Other	243	195
Total deferred tax assets	$1,055	$2,265

Deferred tax liabilities
Fixed assets	859	640
Other	53	2
Total deferred tax liabilities	912	642
Net deferred tax assets before valuation allowance	143	1,623
Valuation allowance	—	—
Net deferred tax assets (a)	$143	$1,623
(a)

Of the total $143 net deferred tax assets as of December 31, 2025, $272 was included in Deferred income tax asset and ($129) was included in Deferred income tax liability on the Consolidated Balance Sheets. Of the total $1,623 net deferred tax asset as of December 31, 2024, $1,695 was included in Deferred income tax asset and ($72) was included in Deferred income tax liability on the Consolidated Balance Sheets.

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

As of December 31, 2025 and 2024, the Company did not record a valuation allowance against its deferred tax assets.

M-tron Industries, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

Income Taxes Paid

Income taxes paid for the years ended December 31, 2025 and 2024 are as follows:

	Year Ended December 31,
	2025	2024
Federal
United States	$560	$1,860
Total federal	560	1,860

State and local
Massachusetts	194	—
Florida	158	167
New York	—	114
Other	5	120
Total state and local	357	401

Foreign
India	81	87
Hong Kong	22	40
Total foreign	103	127
Income taxes paid	$1,020	$2,388

Uncertain Tax Benefits

Significant judgment is required in determining our provision for income taxes. In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain. We review our tax contingencies on a regular basis and make appropriate accruals as necessary.

As of December 31, 2025, our unrecognized tax benefits totaled $236, and are included within Accrued expenses on the Consolidated Balance Sheets. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2025	2024
Balance, beginning of year	$173	$111
Additions for tax positions related to prior years	20	13
Additions for tax positions related to the current year	43	49
Balance, end of year	$236	$173

The Company will recognize any interest and penalties related to unrecognized tax positions in Income tax expense on the Consolidated Statements of Operations. Our total accrued interest and penalties associated with uncertain tax positions were immaterial as of December 31, 2025. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $236. We do not expect a significant change to the amount of unrecognized tax benefits over the next 12 months. The Company believes that the taxes accrued in our Consolidated Balance Sheets fairly represent the amount of income taxes to be settled or realized in the future.

Tax Regulatory Matters

The Company files a consolidated U.S. federal income tax return with our eligible subsidiaries. The Company also files income tax returns in various state and local and non-U.S. jurisdictions.

The Company filed its initial consolidated U.S. federal income tax return in October 2023 and has made timely filings of required tax returns since. The statute of limitations for assessment by the Internal Revenue Service ("IRS") and state tax authorities is open for tax returns for years ended  December 31, 2022, 2023, and 2024; although carryforward attributes that were generated prior to tax year 2022, including NOL carryforwards and tax credits,  may still be adjusted upon examination by the IRS or state tax authorities, if they either have been or will be used in a future period.

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

OBBBA modified the U.S. International Tax provisions for Global Intangible Low-Taxed Income ("GILTI"), Foreign-Derived Intangible Income ("FDII"), and the Base-erosion Anti-abuse Tax ("BEAT") effective for tax years starting after  December 31, 2025. The tax rate on GILTI, renamed Net CFC Tested Income ("NCTI"), is now 12.6%. The FDII rules, renamed Foreign Derived Deduction Eligible Income ("FDDEI"), now carry a 14% tax rate on FDDEI eligible income. OBBBA increases the BEAT rate from 10% to 10.5%

M-tron Industries, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

7. Credit Agreement

On December 31, 2025, Mtron entered into an amended and restated credit agreement (the "Credit Agreement") with Fifth Third Bank, National Association ("Fifth Third Bank"), replacing its prior credit facility with Fifth Third Bank (the "Previous Credit Agreement"). The Credit Agreements provides for a $10.0 million revolving credit facility (the "Revolving Facility") and a $10.0 million delayed draw term loan facility (the "Delayed Draw Facility"). Borrowings under the Revolving Facility and the Delayed Draw Facility bear interest at a rate based on the Secured Overnight Financing Rate ("SOFR") plus a margin ranging from 2.00% to 3.00%, determined by the Company's leverage ratio, with a SOFR floor of 0.00%. The Company will pay a fee on the average unused daily amount of the facilities at a rate ranging from 0.20% and 0.30%, determined by the Company's leverage ratio. Amounts outstanding under the Revolving Facility are due at maturity on December 31, 2028, and advances under the Delayed Draw Facility are available for a period of 36 months from the date of the Credit Agreement, with each advance maturing 36 months after funding and subject to quarterly amortization requirements. The Credit Agreement contains various affirmative and negative covenants that are customary for transactions of this type, including limitations on the incurrence of debt and liabilities, as well as financial reporting requirements. The Credit Agreement also imposes certain financial covenants based on the following criteria: (a) Leverage Ratio and (b) Fixed Charge Coverage Ratio (each as defined in the Credit Agreement). All loans pursuant to the Credit Agreement are secured by a first-priority lien on substantially all of the personal property of the Company.

As of December 31, 2025 and 2024, there were no outstanding borrowings under the Credit Agreement or Previous Credit Agreement with Fifth Third Bank.

8. Stock-Based Compensation

In connection with the Separation, the Company's board of directors (the "Board") approved the Amended and Restated 2022 Incentive Plan (the "2022 Plan"), including the authority to issue 500,000 shares of common stock pursuant to the 2022 Plan. The 2022 Plan is the only long-term plan under which equity compensation may be awarded to employees, advisors and members of the Board aligning their interest with those of stockholders. As of December 31, 2025, 234,190 shares remained available for future issuance under the 2022 Plan.

The following table summarizes stock-based compensation expense, which includes expenses related to awards granted under the Plan for the period indicated:

	Year Ended December 31,
(in thousands, except share data)	2025	2024
Restricted stock awards	$790	$636
Stock options	291	—
Total	$1,081	$636

Restricted Stock Awards

Restricted stock awards are measured at a value equal to the market price of the Company's common stock on the date of grant which is recognized over the service period of the award.

A summary of the Company's restricted stock awards for the year ended  December 31, 2025 follows:

(in thousands, except share data)	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair value
Balance as of December 31, 2024	70,124	$22.90	$1,606
Granted	13,814	39.72	549
Vested	(28,114)	(23.57)	(663)
Forfeited	(4,724)	(13.14)	(62)
Balance as of December 31, 2025	51,100	$27.98	$1,430

As of December 31, 2025, there was $1,068 of total unrecognized compensation cost related to nonvested shares granted. The cost is expected to be recognized over a weighted-average period of 1.3 years.

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

M-tron Industries, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

The following table presents the weighted-average assumptions for stock options granted:

	Year Ended December 31,
	2025	2024
Expected volatility (a)	74.5%	—
Expected annual dividend yield (b)	0.0%	—
Risk-free interest rate (c)	3.8%	—
Expected term, in years (d)	4.0	—
(a)

Because there is insufficient historical stock price data from the Company over the expected term of the options granted, the expected volatility is based on the implied volatility of the Company's historical stock price data (from date of IPO to grant date) appended with the implied volatility of LGL Group's historical stock price data (pre-IPO stock price through the IPO date) blended with the implied volatility of the Company's peers' stock price data (over the entire expected term).

(b)	The dividend yield is 0.0% as the Company is not expected to pay a dividend.
(c)

The risk-free rate is based on the average U.S. Treasury zero-coupon rate over the four days prior to the grant date. We chose the risk-free rate that is commensurate with the length of the expected term as of the grant date and interpolated between the yields of the three-year and five-year rates to determine the yield.

(d)	The expected term is the simple average of the vesting period (3 years) and the contractual term (5 years).

The following table provides a rollforward of stock option activity:

(in thousands, except share data)	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value
Outstanding and exercisable as of December 31, 2024	98,014	$36.06	$10.98	2.0	$1,212
Granted	47,500	40.32	24.48
Exercised	(14,750)	(36.06)	(10.98)
Forfeited	(850)	(36.06)	(10.98)
Outstanding as of December 31, 2025	129,914	$37.62	$15.91	2.2	$2,027
Exercisable as of December 31, 2025	82,414	$36.06	$10.98	1.0	$1,414

9. Stockholders' Equity

Shares Authorized and Outstanding

The following table presents a rollforward of outstanding shares:

	Year Ended December 31,
	2025			2024
	Common Stock Issued	Held in Treasury	Common Stock Outstanding	Common Stock Issued	Held in Treasury	Common Stock Outstanding
Shares, beginning of year	2,911,165	—	2,911,165	2,786,321	—	2,786,321
Stock-based compensation	13,814	—	13,814	32,548	—	32,548
Exercise of stock options	14,750	—	14,750	92,296	—	92,296
Shares issued from settlement of warrants	470,205	—	470,205	—	—	—
Restricted shares forfeited	(4,724)	—	(4,724)	—	—	—
Shares, end of year	3,405,210	—	3,405,210	2,911,165	—	2,911,165

Warrants to Purchase Common Stock

On April 25, 2025, the Company issued 2,911,165 warrants (the "Warrants") to holders of record of outstanding shares of the Company's common stock as of March 10, 2025. Five (5) Warrants entitled their holder to purchase one (1) share of Mtron common stock par value $0.01 per share (the "Common Stock") at an exercise price of $47.50 per share. The Warrants were exercisable on the date that was the earlier of (i) thirty (30) days prior to April 25, 2028 and (ii) such date that the average volume weighted-average price ("VWAP") of the Common Stock was greater than or equal to $52.00 per share for the prior thirty (30) consecutive trading day period (the "Trigger"); provided however, that should the Trigger occur, the Warrants must be exercised within thirty (30) days of the Company's notification pursuant to the Warrant Agreement that the Trigger occurred.

On  October 23, 2025, the Company announced the average VWAP of the Common Stock exceeded the Trigger on  October 20, 2025, which resulted in the Warrants becoming immediately exercisable through  December 23, 2025.

As of December 31, 2025, Warrant holders exercised 2,351,025, or 80.8%, of the Warrants, in a net share settlement of 470,205 shares of Common Stock. The remaining 560,140 Warrants expired unexercised in accordance with their terms. On January 7, 2026, the Company distributed 112,028 shares of Common Stock to Warrant holders who elected to participate in the over-subscription privilege. The gross proceeds to the Company were $27.7 million, of which $22.3 million was receivable as of December 31, 2025. As of December 31, 2025, no Warrants remained outstanding.

M-tron Industries, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

10. Earnings Per Share

The following table presents a reconciliation of Net income and shares used in calculating basic and diluted net income per common share for the periods indicated:

	Year Ended December 31,
	2025	2024
Numerator for EPS:
Net income	$8,447	$7,636

Denominator for EPS:
Weighted average shares outstanding - basic	2,873,256	2,748,186
Dilutive effects:
Stock options	31,953	79,001
Restricted stock	41,589	56,757
Warrants	279,461	—
Weighted average shares outstanding - diluted	3,226,259	2,883,944

Income per common share:
Basic	$2.94	$2.78
Diluted	$2.62	$2.65

11. Leases

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

Total operating lease costs amounted to $372 and $76 for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025 and 2024, our total lease obligation was $217 and $9, respectively, of which the current portion of $69 and $9, respectively, was included in Other accrued expenses on the Consolidated Balance Sheets.

The measurement of lease liabilities requires significant assumptions and judgements, including the determination of the lease term and discount rate. The weighted-average remaining lease term and discount rate were as follows as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Weighted-average:
Remaining lease term (in years)	3.8	0.2
Discount rate	5.8%	6.7%

Future minimum lease payment obligations under operating leases are as follows:

2026	$74
2027	74
2028	48
2029	48
2030	12
Total lease payments	256
Less: interest	(39)
Present value of lease liabilities	$217

M-tron Industries, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

12. Employee Benefit Plan

The Company offers a defined contribution plan for eligible employees that includes discretionary matching contributions up to 50% of the first 6% of eligible compensation contributed by participants, which became effective in January 2023. LGL Group previously offered a defined contribution plan for eligible Company employees with similar terms and discretionary matching contributions. Participants vest in employer contributions starting in their second year of service at 20% increments, vesting 100% in year six. For the years ended December 31, 2025 and 2024, the Company made $244 and $187 in discretionary contributions, respectively.

13. Contingencies

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

14. Other Financial Statement Information

Inventories, Net

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out ("FIFO") method. The Company reduces the value of its investments to net realizable value when the net realizable value is believed to be less than the cost of the item.

The components of inventory as of  December 31, 2025 and 2024 are summarized below:

	December 31,
	2025	2024
Raw materials	$4,267	$4,349
Work in process	5,181	4,876
Finished goods	1,773	1,720
Total gross inventory	11,221	10,945
Reserve for excess and obsolete inventory	(1,548)	(1,436)
Inventories, net	$9,673	$9,509

Property, Plant and Equipment, Net

The components of property, plant and equipment as of  December 31, 2025 and 2024 are summarized below:

	December 31,
	2025	2024
Land	$536	$536
Buildings and improvements	5,736	5,496
Machinery and equipment	23,952	21,664
Property, plant and equipment, gross	30,224	27,696
Less: Accumulated depreciation	(23,710)	(22,635)
Property, plant and equipment, net	$6,514	$5,061

15. Domestic and Foreign Revenues

Significant foreign revenues from operations (10% or more of foreign sales) were as follows:

	Year Ended December 31,
	2025	2024
Malaysia	$6,078	$4,676
Australia	2,841	2,406
Greece	537	1,196
All other foreign countries	3,179	2,751
Total foreign revenues	$12,635	$11,029
Total domestic revenues	$41,782	$37,983

The Company allocates its foreign revenue based on the customer's ship-to location.

M-tron Industries, Inc.
Notes to the Consolidated Financial Statements
(Dollar amounts in thousands, unless otherwise stated)

16. Quarterly Financial Data (Unaudited)

The following table provides summarized quarterly financial data for the year ended December 31, 2025:

	Three months ended
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
Revenues	$12,732	$13,282	$14,170	$14,233
Costs and expenses:
Manufacturing cost of sales	7,326	7,490	7,891	7,562
Engineering, selling and administrative	3,393	3,948	3,729	2,787
Total costs and expenses	10,719	11,438	11,620	10,349
Operating income	2,013	1,844	2,550	3,884
Other income (expense):
Interest income, net	111	124	143	161
Other (expense) income, net	(10)	27	70	37
Total other income, net	101	151	213	198
Income before income taxes	2,114	1,995	2,763	4,082
Income tax provision	484	435	931	657
Net income	$1,630	$1,560	$1,832	$3,425

Income per common share:
Basic (a)	$0.57	$0.55	$0.64	$1.16
Diluted (a)	$0.56	$0.53	$0.63	$0.99

Weighted average shares outstanding:
Basic	2,841,357	2,853,383	2,860,353	2,942,010
Diluted	2,906,144	2,934,594	2,916,207	3,444,788
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
Other income:
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

17. Subsequent Events

The Company has evaluated events and transactions that occurred after the balance sheet date through the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events, except as noted below, that would have required adjustment or disclosure in the Consolidated Financial Statements.

Rights Offering

On March 17, 2026, the Board of Directors of the Company approved the commencement of a subscription rights offering to stockholders of record as of March 27, 2026. The rights have not yet been issued.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on this evaluation, Mtron's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2025, were effective.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on the results of our evaluation, our management has concluded that our internal controls over financial reporting were effective as of December 31, 2025.

This Report does not include an attestation report of our independent registered public accounting firm as we are a smaller reporting company as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

During the three months ended December 31, 2025, none of the Company's directors or executive officers, as defined in Section 16 of the Exchange Act, adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K of the Exchange Act.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of  December 31, 2025 and delivered to stockholders in connection with our 2026 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of  December 31, 2025 and delivered to stockholders in connection with our 2026 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2025 and delivered to stockholders in connection with our 2026 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2025 and delivered to stockholders in connection with our 2026 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed within 120 days of December 31, 2025 and delivered to stockholders in connection with our 2026 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	List of documents filed as part of this report:

1.	Financial Statements

2.	Financial Statement Schedules:

None.

3.	Exhibits

The following is a list of exhibits filed as part of this Form 10-K:

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.
2.1	Amended and Restated Separation and Distribution Agreement by and between The LGL Group, Inc. and M-tron Industries, Inc., dated August 19, 2022.	10	001-41391	2.1	August 19, 2022

3.	Articles of Incorporation and Bylaws.
3.1	Amended and Restated Certificate of Incorporation of M-tron Industries, Inc.	10	001-41391	3.1	August 3, 2022
3.2	Amended and Restated Bylaws of M-tron Industries, Inc.	10	001-41391	3.2	August 3, 2022

4.	Instruments Defining the Rights of Security Holders.
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-41391	4.2	March 30, 2023
4.2	Form of Indemnification Agreement by and between M-tron Industries, Inc. and its executive officers and directors. +	10-K	001-41391	4.2	March 27, 2025

10.	Material Contracts.
10.1	Amended and Restated Transitional Administrative and Management Services Agreement by and between The LGL Group, Inc. and M-tron Industries, Inc., dated August 19, 2022.	10	001-41391	10.1	August 19, 2022
10.2	Amended and Restated Tax Indemnity and Sharing Agreement by and between The LGL Group, Inc. and M-tron Industries, Inc., dated August 19, 2022.	10	001-41391	10.2	August 19, 2022
10.3	Amended and Restated Credit Agreement, dated as of December 31, 2025, by and among M-tron Industries, Inc., Piezo Technology, Inc. and Fifth Third Bank, National Association.	8-K	001-41391	10.1	January 7, 2026

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.4	Amended and Restated Security Agreement by and among M-tron Industries, Inc. and Fifth Third Bank, National Association, dated December 31, 2025.					X
10.5	Amended and Restated Security Agreement by and among Piezo Technology, Inc. and Fifth Third Bank, National Association, dated December 31, 2025.					X
10.6	Amended and Restated 2022 Incentive Plan of M-tron Industries, Inc. +	10	001-41391	4.1	August 19, 2022
10.6a	Form of Stock Option Agreement under Amended and Restated 2022 Incentive Plan of M-tron Industries, Inc. +	10-K	001-41391	10.7a	March 27, 2025
10.6b	Form of Restricted Stock Agreement under Amended and Restated 2022 Incentive Plan of M-tron Industries, Inc. +	10-K	001-41391	10.7b	March 27, 2025
10.7	Separation Agreement and General Release, by and between M-tron Industries, Inc. and Michael J. Ferrantino, Jr., dated February 17, 2025.	10-K	001-41391	10.9	March 27, 2025

19.1	M-tron Industries, Inc. Insider Trading Policy.	10-K	001-41391	19.1	March 27, 2025

21.1	Subsidiaries of M-tron Industries, Inc.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *					X
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *					X

97.1	Recovery of Erroneously Awarded Compensation Policy	10-K	001-41391	97.1	March 25, 2024

101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
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

M-TRON INDUSTRIES, INC.
(Registrant)

March 25, 2026	By:	/s/ Cameron Pforr
Cameron Pforr
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	CAPACITY	DATE

/s/ Cameron Pforr	Chief Executive Officer and Chief Financial Officer	March 25, 2026
CAMERON PFORR	(Principal Executive Officer and Principal Financial Officer)

/s/ Linda M. Biles	Executive Vice President - Finance	March 25, 2026
LINDA M. BILES	(Principal Accounting Officer)

/s/ Bel Lazar	Chairman and Director	March 25, 2026
BEL LAZAR

/s/ Marc Gabelli	Special Advisor to the Chairman and Director	March 25, 2026
MARC GABELLI

/s/ Ivan Arteaga	Director	March 25, 2026
IVAN ARTEAGA

/s/ David M. Goldman	Director	March 25, 2026
DAVID M. GOLDMAN

/s/ Robert V. LaPenta, Jr.	Director	March 25, 2026
ROBERT V. LAPENTA, JR.

/s/ John S. Mega	Director	March 25, 2026
JOHN S. MEGA

/s/ Hendi Susanto	Director	March 25, 2026
HENDI SUSANTO