Form 10-Q
period 2026-03-31
M-tron Industries, Inc.
filed 2026-05-13
CIK 1902314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 30, 2026, the registrant had 4,321,443 shares of common stock, $0.01 par value per share, outstanding.

M-TRON INDUSTRIES, INC.

Form 10-Q for the Period Ended March 31, 2026

Cautionary Note Concerning Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q of M-tron Industries, Inc. ("Mtron" or the "Company") and the Company's other communications and statements, other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company intends for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about the Company's beliefs, plans, objectives, goals, expectations, estimates, projections and intentions. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company's control. The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," "target," "goal," and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. Therefore, such statements are not intended to be a guarantee of the Company's performance in future periods. The Company's actual future results may differ materially from those set forth in the Company's forward-looking statements. For information concerning these factors and related matters, see "Risk Factors" in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission ("SEC") on March 26, 2026. However, other factors besides those referenced could adversely affect the Company's results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by the Company herein speak as of the date of this Quarterly Report on Form 10-Q. The Company does not undertake to update any forward-looking statement, except as required by law. As a result, you should not place undue reliance on these forward-looking statements.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

M-tron Industries, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2026	2025
Revenues	$14,686	$12,732
Costs and expenses:
Manufacturing cost of sales	8,092	7,326
Engineering, selling and administrative	3,984	3,393
Total costs and expenses	12,076	10,719
Operating income	2,610	2,013
Other income:
Interest income, net	370	111
Other expense, net	(122)	(10)
Total other income, net	248	101
Income before income taxes	2,858	2,114
Income tax expense	470	484
Net income	$2,388	$1,630

Income per common share:
Basic	$0.68	$0.57
Diluted	$0.67	$0.56

Weighted average shares outstanding:
Basic	3,496,408	2,841,357
Diluted	3,572,059	2,906,144

See accompanying Notes to the Condensed Consolidated Financial Statements.

M-tron Industries, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)	March 31, 2026	December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$51,958	$20,891
Accounts receivable, net of reserves of $192 and $204, respectively	8,076	6,656
Inventories, net	10,350	9,673
Prepaid expenses and other current assets	1,551	1,662
Warrant proceeds receivable	—	22,335
Total current assets	71,935	61,217
Property, plant and equipment, net	6,664	6,514
Right-of-use lease asset	194	217
Intangible assets, net	40	40
Deferred income tax asset	348	272
Other assets	114	123
Total assets	$79,295	$68,383

Liabilities:
Current liabilities:
Accounts payable	$2,164	$1,792
Accrued compensation and commissions	1,965	1,404
Other accrued expenses	1,987	1,401
Income taxes payable	—	294
Total current liabilities	6,116	4,891
Long-term lease liability	128	148
Deferred income tax liability	—	129
Total liabilities	6,244	5,168

Commitments and Contingencies (Note 11)

Stockholders' equity:
Preferred stock ($0.01 par value; 5,000,000 shares authorized, none issued)	—	—
Common stock ($0.01 par value; 25,000,000 shares authorized; 3,567,312 shares issued and outstanding as of March 31, 2026; 3,405,210 shares issued and outstanding as of December 31, 2025, respectively)	35	34
Additional paid-in capital	50,844	43,397
Retained earnings	22,172	19,784
Total stockholders' equity	73,051	63,215
Total liabilities and stockholders' equity	$79,295	$68,383

See accompanying Notes to the Condensed Consolidated Financial Statements.

M-tron Industries, Inc.

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance, December 31, 2025	$—	$34	$43,397	$19,784	$63,215
Net income	—	—	—	2,388	2,388
Stock-based compensation expense	—	—	382	—	382
Exercise of stock options	—	—	1,745	—	1,745
Exercise of warrants, net of costs	—	1	5,320	—	5,321
Balance, March 31, 2026	$—	$35	$50,844	$22,172	$73,051

(in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance, December 31, 2024	$—	$28	$19,907	$11,337	$31,272
Net income	—	—	—	1,630	1,630
Stock-based compensation expense	—	—	249	—	249
Exercise of stock options	—	—	—	—	—
Exercise of warrants, net of costs	—	—	—	—	—
Balance, March 31, 2025	$—	$28	$20,156	$12,967	$33,151

See accompanying Notes to the Condensed Consolidated Financial Statements.

M-tron Industries, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2026	2025
Cash flows from operating activities:
Net income	$2,388	$1,630
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Depreciation	302	250
Stock-based compensation expense	382	249
Unrealized foreign currency loss	140	34
Deferred income tax provision	(205)	(27)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(1,420)	124
(Increase) decrease in inventories, net	(677)	144
Decrease in prepaid expenses and other assets, net	222	68
Increase (decrease) in accounts payable, accrued compensation, income taxes and commissions and other	986	(865)
Total adjustments	(270)	(23)
Net cash provided by operating activities	2,118	1,607
Cash flows from investing activities:
Capital expenditures	(452)	(586)
Net cash used in investing activities	(452)	(586)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,745	—
Proceeds from exercise of warrants	27,656	—
Net cash provided by financing activities	29,401	—
Increase in cash and cash equivalents	31,067	1,021
Cash and cash equivalents at beginning of period	20,891	12,641
Cash and cash equivalents at end of period	$51,958	$13,662

Non-cash financing activity:
Costs related to rights offering	$(102)	$—

Supplemental disclosure:
Cash paid for interest	$6	$2
Cash paid for income taxes	$264	$23

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

We maintain our executive offices at 2525 Shader Road, Orlando, Florida 32804. Our telephone number is (407) 298-2000. Our Internet address is www.mtron.com. Our common stock is traded on the NYSE American under the symbol "MPTI."

2.     Summary of Significant Accounting Policies

During the three months ended March 31, 2026, there were no material changes to our significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Annual Report") filed with the Securities and Exchange Commission (the "SEC") on March 26, 2026. For additional information, refer to Note 2 to the audited Consolidated Financial Statements in the 2025 Annual Report.

Basis of Presentation

These unaudited Condensed Consolidated Financial Statements do not include all disclosures that are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and should be read in conjunction with the audited Consolidated and Combined Financial Statements and the related notes included in the 2025 Annual Report. The consolidated financial information as of  December 31, 2025 included herein has been derived from the audited Consolidated Financial Statements in the 2025 Annual Report.

In the opinion of management, these Condensed Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments, including eliminations of material intercompany accounts and transactions) considered necessary for a fair statement of the results presented herein. Operating results for the three months ended  March 31, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026.

Use of Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Research and Development Costs

Research and development costs are charged to operations as incurred. For the three months ended  March 31, 2026 and 2025, such costs were approximately $849 and $722, respectively. Such costs are included within Engineering, selling and administrative expenses on the Condensed Consolidated Statements of Operations.

M-tron Industries, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Concentration Risks

For the three months ended  March 31, 2026, the Company's largest and second largest customers accounted for $5,988, or 40.8%, and $2,000, or 13.6%, of the Company's total revenues, respectively. For the three months ended March 31, 2025, the Company's largest and second largest customers accounted for $4,249, or 33.4%, and $1,336, or 10.5%, of the Company’s total revenues, respectively.

A significant portion of the Company's accounts receivable is concentrated with a relatively small number of customers. As of March 31, 2026, the Company's four largest customers accounted for approximately $5,924, or 71.6%, of gross accounts receivable. As of December 31, 2025, four of the Company's largest customers accounted for approximately $4,898, or 71.4%, of gross accounts receivable. The Company carefully evaluates the creditworthiness of its customers in deciding to extend credit. As a result, the Company has experienced very low historical bad debt expense and believes the related risk to be minimal.

A significant portion of the Company's cash and cash equivalents are invested in money market mutual funds and may at times exceed federally insured limits.

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

We performed an assessment to determine if there were any indicators of impairment as of  March 31, 2026 and December 31, 2025.We concluded that, while there were events and circumstances in the macro-environment that did impact us, we did not experience any entity-specific indicators of asset impairment and no triggering events occurred.

Accounting Standards Adopted

Income Taxes

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures" ("ASU 2023-09"). The standard requires disaggregated information about a company's effective tax rate reconciliation as well as information on income taxes paid. The provisions of the standard are effective for public companies for fiscal years beginning after December 15, 2024, with early adoption permitted. This standard applies prospectively; however, retrospective application is permitted. The Company adopted ASU 2023-09 in December 2025. Refer to Note 6 - Income Taxes to the Company's Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2025 for further information.

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

The measure of segment assets is reported on the Consolidated Balance Sheets as consolidated Total assets.

The following table presents Mtron's operations for the Electronic Components segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Revenues	$14,686	$12,732

Less:
Cost of goods sold	6,094	5,221
Manufacturing expenses	1,998	2,105
Segment gross profit	$6,594	$5,406

Less:
Research and development costs	849	722
Selling and commissions	988	975
General and administrative expenses	2,175	1,670
Income tax expense	470	484
Other segment items (a)	(276)	(75)
Segment net income	$2,388	$1,630

Reconciliation of Segment gross profit to Consolidated net income
Segment operating expenses, net	(3,984)	(3,393)
Other income	248	101
Income tax expense	(470)	(484)
Consolidated net income	$2,388	$1,630

Reconciliation of Segment net income to Consolidated net income
Adjustments and reconciling items	—	—
Consolidated net income	$2,388	$1,630
(a)	Other segment items includes the following:
•	Interest income
•	Income received under the Amended and Restated Transitional Administrative and Management Services Agreement with The LGL Group, Inc.
•	Foreign currency gains and losses
•	Other gains and losses
•	Expense reimbursements paid to / received from The LGL Group, Inc.

M-tron Industries, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Other Segment Disclosures

The following tables present other segment information for the Electronic Components segment as of  March 31, 2026 and  December 31, 2025 and for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Interest income	$386	$115
Interest expense	(16)	(4)
Depreciation	302	250
Amortization	—	—
Other significant non-cash items:
Stock-based compensation	382	249

Capital expenditures	(452)	(586)

	March 31, 2026	December 31, 2025
Total assets	$79,295	$68,383

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

Equity Securities - Whenever available, we obtained quoted prices in active markets for identical assets as of the balance sheet date to measure equity securities. Market price data is generally obtained from exchange or dealer markets.

M-tron Industries, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of inputs used:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a)	$49,103	$—	$—	$49,103
Prepaid expenses and other current assets:
Equity securities	46	—	—	46
Total prepaid expenses and other current assets	46	—	—	46
Total	$49,149	$—	$—	$49,149

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a)	$19,564	$—	$—	$19,564
Prepaid expenses and other current assets:
Equity securities	56	—	—	56
Total prepaid expenses and other current assets	56	—	—	56
Total	$19,620	$—	$—	$19,620
(a)	As of March 31, 2026 and December 31, 2025, included investments in money market mutual funds that are sponsored and managed or advised by GAMCO Investors, Inc. or one of its subsidiaries.

There were no liabilities subject to fair value on a recurring basis as of  March 31, 2026 and December 31, 2025.

Fair Value Measurements on a Non-Recurring Basis

The Company has other assets that  may be subject to measurement at fair value on a non-recurring basis including intangible assets and other long-lived assets. The Company reviews the carrying value of intangible assets and other long-lived assets whenever events and circumstances indicate that the carrying amounts of the assets  may not be recoverable. If it is determined that the assets are impaired, the carrying value would be reduced to an estimated recoverable value.

As of  March 31, 2026 and December 31, 2025, the Company did not write down any assets to fair value.

Fair Value Information about Financial Instruments Not Measured at Fair Value

As of  March 31, 2026 and December 31, 2025, the Company did not have any assets or liabilities classified as financial instruments that are not measured at fair value.

5.     Related Party Transactions

In the normal course of business, the Company enters into various transactions with affiliated companies. Parties are considered to be related if one party has the ability to control or exercise significant influence over the other party in making financial or operating decisions.

The following table summarizes income and expenses from transactions with related parties for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
	Income	Expense	Income	Expense
GAMCO Investors, Inc.	$383	$—	$114	$—
The LGL Group, Inc.	12	(28)	12	26
Total	$395	$(28)	$126	$26

The following table summarizes assets and liabilities with related parties as of  March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Assets	Liabilities	Assets	Liabilities
GAMCO Investors, Inc.	$49,103	$—	$19,564	$—
The LGL Group, Inc.	316	—	59	—
Total	$49,419	$—	$19,623	$—

M-tron Industries, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

The material agreements whereby the Company generates revenues and expenses with affiliated entities are discussed below:

Investment Activity with GAMCO Investors, Inc.

Certain balances are held and invested in U.S. Treasury funds managed or advised by GAMCO Investors, Inc. or one of its subsidiaries (collectively, "GAMCO" or the "Fund Manager"), which is related to the Company through certain of our shareholders. For the three months ended March 31, 2026 and 2025, the Company paid the Fund Manager a fund management fee of approximately 8 basis points annually of the asset balances under management, which are not paid directly by the Company and are deducted prior to the fund striking its net asset value ("NAV").

As of  March 31, 2026 and December 31, 2025, the balance with the Fund Manager was $49,103 and $19,564, respectively, all of which was classified within Cash and cash equivalents on the Condensed Consolidated Balance Sheets.

For the three months ended March 31, 2026 and 2025, the Company earned income on its investments with the Fund Manager totaling $383 and $114, respectively, all of which was included in Interest income on the Condensed Consolidated Statements of Operations.

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

For the three months ended March 31, 2026 and 2025, LGL Group paid the Company $12 under the terms of the Mtron TSA, which were recorded in Other income (expense), net on the Condensed Consolidated Statements of Operations.

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

For the three months ended March 31, 2026 and 2025, no taxes related to the Distribution have been recorded in the Condensed Consolidated Financial Statements.

Other Transactions

Mtron and LGL Group agreed to share the salaries and benefits related to certain employees incurred by LGL Group. For the three months ended March 31, 2026, LGL Group reimbursed the Company $28 of the salaries and benefits of certain employees. For the three months ended March 31, 2025, the Company reimbursed LGL Group $26 of the salaries and benefits of certain employees. These reimbursements were recorded in Engineering, selling and administrative on the Condensed Consolidated Statements of Operations.

6.     Income Taxes

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

The effective tax rate for the three months ended March 31, 2026 and 2025 was 16.4% and 22.9%, respectively. Differences between the Company's effective income tax rate and the U.S. federal statutory rate are primarily the impact of research and development credits, temporary differences related to stock compensation, permanent differences, and state taxes.

M-tron Industries, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

7.     Revolving Credit Agreement

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

As of  March 31, 2026 and December 31, 2025, there were no outstanding borrowings under the Credit Agreement or Previous Credit Agreement with Fifth Third Bank.

8.     Stock-Based Compensation

Under the Company's Amended and Restated 2022 Incentive Plan (the "2022 Plan"), stock-based compensation may be awarded to employees, advisors and members of the Board. As of  March 31, 2026, 176,592 shares remained available for future issuance under the 2022 Plan.

The following table summarizes stock-based compensation expense, which includes expenses related to awards granted under the 2022 Plan, for the periods indicated:

	For the Three Months Ended March 31,
	2026	2025
Restricted stock awards	$285	$249
Stock options	97	—
Total	$382	$249

Restricted Stock Awards

The following table summarizes restricted stock awards activity for the three months ended March 31, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
Balance as of December 31, 2025	51,100	$27.98	$1,430
Granted	1,694	62.10	105
Vested	(1,694)	(62.10)	(105)
Canceled	—	—	—
Balance as of March 31, 2026	51,100	$27.98	$1,430

As of March 31, 2026, there was $888 of total unrecognized compensation cost related to unvested shares granted. The cost is expected to be recognized over a weighted-average period of 1.1 years.

Stock Options

The following table provides a rollforward of stock option activity for the three months ended March 31, 2026:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	129,914	$37.62	$15.91	2.2	$2,027
Granted	—	—	—
Exercised	(48,380)	(36.06)	(10.98)
Forfeited	—	—	—
Other	100	36.06	10.98
Outstanding as of March 31, 2026	81,634	$38.54	$18.83	2.6	$2,311
Exercisable as of March 31, 2026	34,134	$36.06	$10.98	0.8	$1,051

M-tron Industries, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

9.     Stockholders' Equity

Shares Outstanding

The following table presents a rollforward of outstanding shares for the periods indicated:

	Three Months Ended March 31, 2026			Year Ended December 31, 2025
	Common Stock Issued	Held in Treasury	Common Stock Outstanding	Common Stock Issued	Held in Treasury	Common Stock Outstanding
Shares, beginning of period	3,405,210	—	3,405,210	2,911,165	—	2,911,165
Stock-based compensation	1,694	—	1,694	13,814	—	13,814
Exercise of stock options	48,380	—	48,380	14,750	—	14,750
Shares issued from settlement of warrants	112,028	—	112,028	470,205		470,205
Restricted shares forfeited	—	—	—	(4,724)	—	(4,724)
Shares, end of period	3,567,312	—	3,567,312	3,405,210	—	3,405,210

Warrants to Purchase Common Stock

On  April 25, 2025, the Company issued 2,911,165 warrants (the "Warrants") to holders of record of outstanding shares of the Company's common stock as of  March 10, 2025. Five (5) Warrants entitled their holder to purchase one (1) share of common stock, par value $0.01 per share (the "Common Stock") at an exercise price of $47.50 per share. The Warrants were exercisable on the date that was the earlier of (i) thirty (30) days prior to  April 25, 2028 and (ii) such date that the average volume weighted-average price ("VWAP") of the Common Stock was greater than or equal to $52.00 per share for the prior thirty (30) consecutive trading day period (the "Trigger"); provided however, that should the Trigger occur, the Warrants must be exercised within thirty (30) days of the Company's notification pursuant to the Warrant Agreement that the Trigger occurred.

On  October 23, 2025, the Company announced the average VWAP of the Common Stock exceeded the Trigger on  October 20, 2025, which resulted in the Warrants becoming immediately exercisable through  December 23, 2025.

As of  December 31, 2025, Warrant holders exercised 2,351,025, or 80.8%, of the Warrants, in a net share settlement of 470,205 shares of Common Stock. The remaining 560,140 Warrants expired unexercised in accordance with their terms. On  January 7, 2026, the Company distributed 112,028 shares of Common Stock to Warrant holders who elected to participate in the over-subscription privilege. The gross proceeds to the Company were $27.7 million.

Rights Offering

On March 30, 2026, the Company issued 3,566,812 subscription rights (the "Rights") to holders of record of outstanding shares of the Company's common stock as of March 27, 2026 (the "Rights Offering"). Five (5) Rights entitled their holder to purchase one (1) share of Common Stock at a subscription price of $59.00 per share. The Rights Offering had an original expiration date of April 15, 2026; however, on April 9, 2026, the Company extended the expiration date to April 20, 2026.

As of April 27, 2026, the Company completed the Rights Offering. Rightsholders exercised 2,982,004, or 83.6%, of the Rights, in a net share settlement of 596,400 shares of Common Stock. The remaining 584,808 Rights expired unexercised in accordance with their terms. The Company distributed the remaining 116,962 shares of Common Stock to Rightsholders who elected to participate in the over-subscription privilege. The gross proceeds to the Company were $42.1 million.

10.     Earnings per Share ("EPS")

The following table presents a reconciliation of Net income and shares used in calculating basic and diluted net income per common share for the periods indicated:

	Three Months Ended March 31,
(in thousands, except share data)	2026	2025
Numerator for EPS:
Net income	$2,388	$1,630

Denominator for EPS:
Weighted average shares outstanding - basic	3,496,408	2,841,357
Dilutive effects:
Stock options	30,918	23,563
Restricted stock	37,181	41,224
Warrants	7,552	—
Rights	—	—
Weighted average shares outstanding - diluted	3,572,059	2,906,144

Income per common share:
Basic	$0.68	$0.57
Diluted	$0.67	$0.56

M-tron Industries, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

11.     Commitments and Contingencies

In the ordinary course of business, the Company and its subsidiaries may become defendants in certain product liability, patent infringement, worker claims and other litigation. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. The Company has no legal accrual for contingencies as of March 31, 2026 and December 31, 2025.

12.     Other Financial Statement Information

Inventories, Net

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out ("FIFO") method. The Company reduces the value of its inventories to net realizable value when the net realizable value is believed to be less than the cost of the item.

The components of inventory as of  March 31, 2026 and  December 31, 2025 are summarized below:

	March 31, 2026	December 31, 2025
Raw materials	$4,643	$4,267
Work in process	5,898	5,181
Finished goods	1,561	1,773
Total gross inventory	12,102	11,221
Reserve for excess and obsolete inventory	(1,752)	(1,548)
Total Inventories, net	$10,350	$9,673

Property, Plant and Equipment, Net

The components of property, plant and equipment as of  March 31, 2026 and  December 31, 2025 are summarized below:

	March 31, 2026	December 31, 2025
Land	$536	$536
Buildings and improvements	5,742	5,736
Machinery and equipment	24,398	23,952
Gross property, plant and equipment	30,676	30,224
Less: Accumulated depreciation	(24,012)	(23,710)
Property, plant and equipment, net	$6,664	$6,514

13.     Domestic and Foreign Revenues

Significant foreign revenues from operations (10% or more of foreign sales) for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Malaysia	$894	$1,259
Australia	845	63
Greece	—	245
All other foreign countries	1,129	822
Total foreign revenues	$2,868	$2,389
Total domestic revenues	$11,818	$10,343

The Company allocates its foreign revenue based on the customer's ship-to location.

14.    Subsequent Events

The Company has evaluated events and transactions that occurred after the balance sheet date through the date that the Condensed Consolidated Financial Statements were issued. Based upon this review, the Company did not identify any subsequent events, other than those previously disclosed, that would have required adjustment or disclosure in the Condensed Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the audited Consolidated and Combined Financial Statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the "SEC") on March 26, 2026. The terms the "Company,", "Mtron," "MPTI," "we," "our," or "us" refer to M-tron Industries, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our Condensed Consolidated Financial Statements and the notes thereto.

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

Trends and Uncertainties

We are not aware of any material trends or uncertainties, other than national economic conditions affecting our industry generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on our revenues or income other than the one listed below and the risk factors disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 26, 2026.

Tariffs

The current U.S. federal administration has imposed tariffs on certain products and materials entering the United States imported from other countries. Additionally, foreign governments have imposed retaliatory tariffs on products and materials exported from the United States. Following the Supreme Court’s February 2026 decision striking down certain tariffs, the Trump Administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business. To date, we have not seen an impact from tariffs on the demand for our products.

Results of Operations

The following table presents our Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025	$ Change	% Change
Revenues	$14,686	$12,732	$1,954	15.3%
Costs and expenses:
Manufacturing cost of sales	8,092	7,326	766	10.5%
Engineering, selling and administrative	3,984	3,393	591	17.4%
Total costs and expenses	12,076	10,719	1,357	12.7%
Operating income	2,610	2,013	597	29.7%
Other income:
Interest income, net	370	111	259	233.3%
Other expense, net	(122)	(10)	(112)	1,120.0%
Total other income, net	248	101	147	145.5%
Income before income taxes	2,858	2,114	744	35.2%
Income tax expense	470	484	(14)	(2.9%)
Net income	$2,388	$1,630	$758	46.5%

Three months ended March 31, 2026 compared to three months ended March 31, 2025

Total Revenues

Total revenues increased $1,954, or 15.3%, from $12,732 for the three months ended March 31, 2025 to $14,686 for the three months ended March 31, 2026 primarily due to strong defense product shipments as well as higher avionics sector shipments.

Total Costs and Expenses

Total expenses increased $1,357, or 12.7%, from $10,719 for the three months ended March 31, 2025 to $12,076 for the three months ended March 31, 2026. The increase is primarily due to the following:

•

a $766, or 10.5%, increase in Manufacturing cost of sales from $7,326 for the three months ended March 31, 2025 to $8,092 for the three months ended March 31, 2026 driven by higher revenues partially offset by manufacturing efficiencies; and

•

a $591, or 17.4%, increase in Engineering, selling and administrative from $3,393 for the three months ended March 31, 2025 to $3,984 for the three months ended March 31, 2026 from higher research and development costs, higher sales commissions related to an increase in revenues, and an increase in corporate expenses consistent with the overall growth in the business.

Gross Margin

Gross margin (Revenues less Manufacturing cost of sales as a percentage of Revenues) increased 244 basis points from 42.5% for the three months ended March 31, 2025 to 44.9% for the three months ended March 31, 2026 reflecting higher revenues, product mix, and manufacturing efficiencies.

Total Other Income, Net

Total Other income, net increased $147, or 145.5%, from $101 for the three months ended March 31, 2025 to $248 for the three months ended March 31, 2026. The increase is primarily due to a $259, or 233.3%, increase in Interest income, net from $111 for the three months ended March 31, 2025 to $370 for the three months ended March 31, 2026 driven by higher balances invested in money market mutual funds.

The increase was partially offset by a $112, or 1,120.0%, decrease in Other income (expense), net from ($10) for the three months ended March 31, 2025 to ($122) for the three months ended March 31, 2026 primarily due to unfavorable currency movements related to our India production facility.

Income Tax Expense

Income tax expense decreased $14, or 2.9%, from $484 for the three months ended March 31, 2025 to $470 for the three months ended March 31, 2026 primarily due to temporary differences related to stock compensation partially offset by the increase in Income before incomes taxes.

Backlog

As of March 31, 2026, our order backlog was $76,834, an increase of $409, or 0.5%, from $76,425 as of December 31, 2025 and an increase of $21,333, or 38.4%, from $55,501 as of March 31, 2025. The increase in backlog from December 31, 2025 is primarily driven by orders in the aerospace and defense, avionics, and space sectors during the quarter. The nature of a program centric business model materially affects backlog based on the timing and size of the orders.

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

Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA") is derived by excluding the items set forth below from Income before income taxes. Excluded items include the following:

•	Interest income
•	Interest expense
•	Depreciation
•	Amortization
•	Non-cash stock-based compensation
•	Other discrete items that might have a significant impact on comparable GAAP measures and could distort the evaluation of our normal operating performance.

Reconciliation of GAAP Income Before Income Taxes to Non-GAAP Adjusted EBITDA

The following table presents a reconciliation of income before income taxes to Adjusted EBITDA, a non-GAAP measure:

	Three Months Ended March 31,
(in thousands, except share data)	2026	2025
Income before income taxes	$2,858	$2,114
Adjustments:
Interest income	(370)	(111)
Depreciation	302	250
Amortization	—	—
Total adjustments	(68)	139
EBITDA	2,790	2,253
Non-cash stock compensation	382	249
Adjusted EBITDA	$3,172	$2,502

Three months ended March 31, 2026 compared to three months ended March 31, 2025

Adjusted EBITDA increased $670 from $2,502 for the three months ended March 31, 2025 to $3,172 for the three months ended March 31, 2026 primarily due to higher revenues and improved gross margins.

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

As of March 31, 2026 and December 31, 2025, Cash and cash equivalents were $51,958 and $20,891, respectively.

Cash Flow Activity

The following table presents the cash flow activity for the periods indicated:

	As of March 31,
(in thousands)	2026	2025
Cash and cash equivalents, beginning of period	$20,891	$12,641
Cash provided by operating activities	2,118	1,607
Cash used in investing activities	(452)	(586)
Cash provided by financing activities	29,401	—
Net change in cash and cash equivalents	31,067	1,021
Cash and cash equivalents, end of period	$51,958	$13,662

Operating Activities

Cash provided by operating activities was $2,118 for the three months ended March 31, 2026 compared to $1,607 for the three months ended March 31, 2025, an increase of $511, primarily due to the following:

•	Higher net income;
•	Higher non-cash adjustments, including:
•	Depreciation, which increased $52 from $250 for the three months ended March 31, 2025 to $302 for the three months ended March 31, 2026;
•	Stock-based compensation increased $133 from $249 for the three months ended March 31, 2025 to $382 for the three months ended March 31, 2026;
•	Working capital movements, including:
•

Accounts receivable, which increased $1,420 for the three months ended March 31, 2026 compared to a decrease of $124 for the three months ended March 31, 2025, reflecting the timing and mix of customer orders;

•

Inventories, net, which increased $677 for the three months ended March 31, 2026 compared to a decrease of $144 for the three months ended March 31, 2025, supporting anticipated growth in future sales;

•

Prepaid expenses and other assets, which decreased $222 for the three months ended March 31, 2026 compared to a decrease of $68 for the three months ended March 31, 2025, reflecting higher amortization of prepaid expenses in 2026;

•

Accounts payable, accrued compensation and other expenses, and other liabilities, which increased $986 for the three months ended March 31, 2026 compared to a decrease of $865 for the three months ended March 31, 2025, reflecting higher accounts payable balances in 2026 consistent with the increase in backlog and cash bonuses that were paid in 2025 that did not occur in 2026.

Our working capital metrics and ratios were as follows:

(in thousands)	March 31, 2026	December 31, 2025
Current assets	$71,935	$61,217
Less: Current liabilities	6,116	4,891
Working capital	$65,819	$56,326

Current ratio	11.8	12.5

Management continues to focus on efficiently managing working capital requirements to match operating activity levels and will seek to deploy the Company’s working capital where it will generate the greatest returns.

Investing Activities

Cash used in investing activities was $452 for the three months ended March 31, 2026 compared to cash used in investing activities of $586 for the three months ended March 31, 2025, a decrease of $134, primarily due to the timing of capital projects, where delivery is expected at a future date.

Financing Activities

Cash provided by financing activities was $29,401 for the three months ended March 31, 2026 compared to cash provided by financing activities of $0 for the three months ended March 31, 2025, an increase of $29,401, primarily due to the settlement of warrants in January 2026 as well as the exercise of stock options.

Capital Resources

We believe that existing cash and cash equivalents, marketable securities and cash generated from operations will provide sufficient liquidity to meet our ongoing working capital and capital expenditure requirements for the next 12 months from the date of this filing. At various times throughout the year and as of March 31, 2026 and December 31, 2025, some deposits held at financial institutions were in excess of federally insured limits. The Company has not experienced any losses related to these balances.

Our Board of Directors has adhered to a practice of not paying cash dividends. This policy takes into account our long-term growth objectives, including our anticipated investments for organic growth, potential acquisitions and stockholders' desire for capital appreciation of their holdings.

Revolving Line of Credit

On December 31, 2025, we entered into an amended and restated credit agreement (the "Credit Agreement") with Fifth Third Bank, National Association ("Fifth Third Bank"), replacing our prior credit facility with Fifth Third Bank (the "Previous Credit Agreement"). The Credit Agreement provides for a $10.0 million revolving credit facility (the "Revolving Facility") and a $10.0 million delayed draw term loan facility (the "Delayed Draw Facility"). Borrowings under the Revolving Facility and the Delayed Draw Facility bear interest at a rate based on the Secured Overnight Financing Rate ("SOFR") plus a margin ranging from 2.00% to 3.00%, determined by the Company's leverage ratio, with a SOFR floor of 0.00%. The Company will pay a fee on the average unused daily amount of the facilities at a rate ranging from 0.20% and 0.30%, determined by the Company's leverage ratio. Amounts outstanding under the Revolving Facility are due at maturity on December 31, 2028, and advances under the Delayed Draw Facility are available for a period of 36 months from the date of the Credit Agreement, with each advance maturing 36 months after funding and subject to quarterly amortization requirements. The Credit Agreement contains various affirmative and negative covenants that are customary for transactions of this type, including limitations on the incurrence of debt and liabilities, as well as financial reporting requirements. The Credit Agreement also imposes certain financial covenants based on the following criteria: (a) Leverage Ratio and (b) Fixed Charge Coverage Ratio (each as defined in the Credit Agreement). All loans pursuant to the Credit Agreement are secured by a first-priority lien on substantially all of the personal property of the Company. See Note 7 – Revolving Credit Agreement to the Condensed Consolidated Financial Statements included in Item 1. Financial Information of this Report for details of the Credit Agreement.

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

There have been no material changes to the critical accounting estimates disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 26, 2026.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2026 was conducted under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2026, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or to which our or their properties are subject.

Item 5.	Other Information

During the three months ended March 31, 2026, none of our directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K of the Exchange Act.

Item 6.	Exhibits

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 (and are numbered in accordance with Item 601 of Regulation S-K):

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

M-TRON INDUSTRIES, INC.
(Registrant)

Date: May 13, 2026	By:	/s/ Cameron Pforr
Cameron Pforr
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Date: May 13, 2026	By:	/s/ Linda M. Biles
Linda M. Biles
Executive Vice President - Finance (Principal Accounting Officer)