Form 10-Q
period 2026-06-30
M-tron Industries, Inc.
filed 2026-08-12
CIK 1902314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the registrant had 4,346,476 shares of common stock, $0.01 par value per share, outstanding.

M-tron Industries, Inc.

Form 10-Q for the Period Ended June 30, 2026

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

M-tron Industries, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2026	2025	2026	2025
Revenues	$15,109	$13,282	$29,795	$26,014
Costs and expenses:
Manufacturing cost of sales	8,883	7,490	16,975	14,816
Engineering, selling and administrative	4,507	3,948	8,491	7,341
Total costs and expenses	13,390	11,438	25,466	22,157
Operating income	1,719	1,844	4,329	3,857
Other income (expense):
Interest income, net	690	124	1,060	235
Other income (expense), net	34	27	(88)	17
Total other income, net	724	151	972	252
Income before income taxes	2,443	1,995	5,301	4,109
Income tax expense	573	435	1,043	919
Net income	$1,870	$1,560	$4,258	$3,190

Income per common share:
Basic	$0.46	$0.55	$1.13	$1.12
Diluted	$0.43	$0.53	$1.07	$1.09

Weighted average shares outstanding:
Basic	4,056,379	2,853,383	3,775,004	2,848,419
Diluted	4,339,332	2,934,594	3,965,962	2,931,053

See accompanying Notes to the Condensed Consolidated Financial Statements.

M-tron Industries, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)	June 30, 2026	December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$96,245	$20,891
Accounts receivable, net of allowance of $208 and $204, respectively	8,221	6,656
Inventories, net	10,884	9,673
Prepaid expenses and other current assets	2,523	1,662
Warrant proceeds receivable	—	22,335
Total current assets	117,873	61,217
Property, plant and equipment, net	7,290	6,514
Right-of-use lease asset	182	217
Intangible assets, net	40	40
Deferred income tax asset	196	272
Other assets	354	123
Total assets	$125,935	$68,383

Liabilities:
Current liabilities:
Accounts payable	$2,381	$1,792
Accrued compensation and commissions	2,840	1,404
Other accrued expenses	1,867	1,401
Income taxes payable	—	294
Total current liabilities	7,088	4,891
Long-term lease liability	132	148
Deferred income tax liability	—	129
Total liabilities	7,220	5,168

Commitments and Contingencies (Note 11)

Stockholders' equity:
Preferred stock ($0.01 par value; 5,000,000 shares authorized, none issued)	—	—
Common stock ($0.01 par value; 25,000,000 shares authorized; 4,346,026 shares issued and outstanding as of June 30, 2026; 3,405,210 shares issued and outstanding as of December 31, 2025)	43	34
Additional paid-in capital	94,630	43,397
Retained earnings	24,042	19,784
Total stockholders' equity	118,715	63,215
Total liabilities and stockholders' equity	$125,935	$68,383

See accompanying Notes to the Condensed Consolidated Financial Statements.

M-tron Industries, Inc.

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance as of March 31, 2026	$—	$35	$50,844	$22,172	$73,051
Net income	—	—	—	1,870	1,870
Stock-based compensation expense	—	—	1,337	—	1,337
Exercise of stock options	—	1	705	—	706
Exercise of warrants, net of costs	—	—	—	—	—
Exercise of subscription rights, net of costs	—	7	41,744	—	41,751
Balance as of June 30, 2026	$—	$43	$94,630	$24,042	$118,715

(in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance as of March 31, 2025	$—	$28	$20,156	$12,967	$33,151
Net income	—	—	—	1,560	1,560
Stock-based compensation expense	—	—	278	—	278
Exercise of stock options	—	—	121	—	121
Exercise of warrants, net of costs			(297)		(297)
Exercise of subscription rights, net of costs	—	—	—	—	—
Balance as of June 30, 2025	$—	$28	$20,258	$14,527	$34,813

See accompanying Notes to the Condensed Consolidated Financial Statements.

M-tron Industries, Inc.

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance as of December 31, 2025	$—	$34	$43,397	$19,784	$63,215
Net income	—	—	—	4,258	4,258
Stock-based compensation expense	—	—	1,719	—	1,719
Exercise of stock options	—	1	2,450	—	2,451
Exercise of warrants, net of costs	—	1	5,320	—	5,321
Exercise of subscription rights, net of costs	—	7	41,744	—	41,751
Balance as of June 30, 2026	$—	$43	$94,630	$24,042	$118,715

(in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance as of December 31, 2024	$—	$28	$19,907	$11,337	$31,272
Net income	—	—	—	3,190	3,190
Stock-based compensation expense	—	—	527	—	527
Exercise of stock options	—	—	121	—	121
Exercise of warrants, net of costs		—	(297)	—	(297)
Exercise of subscription rights, net of costs	—	—	—	—	—
Balance as of June 30, 2025	$—	$28	$20,258	$14,527	$34,813

See accompanying Notes to the Condensed Consolidated Financial Statements.

M-tron Industries, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands, except share data)	2026	2025
Cash flows from operating activities:
Net income	$4,258	$3,190
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Depreciation	613	520
Stock-based compensation expense	1,719	527
Unrealized loss	142	—
Deferred income tax provision	(53)	(68)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(1,565)	581
(Increase) decrease in inventories, net	(1,211)	393
Increase in prepaid expenses and other assets	(297)	(111)
Increase (decrease) in accounts payable, accrued compensation and commissions expense and other	2,216	(570)
Total adjustments	1,564	1,272
Net cash provided by operating activities	5,822	4,462
Cash flows from investing activities:
Capital expenditures	(1,389)	(1,398)
Purchases, other	(937)	—
Net cash used in investing activities	(2,326)	(1,398)
Cash flows from financing activities:
Proceeds from stock option exercise	2,451	121
Proceeds from exercise of warrants, net of costs	27,656	(297)
Proceeds from subscription rights offering, net of costs	41,751	—
Net cash provided by (used in) financing activities	71,858	(176)
Increase in cash and cash equivalents	75,354	2,888
Cash and cash equivalents at beginning of period	20,891	12,641
Cash and cash equivalents at end of period	$96,245	$15,529

Supplemental disclosure:
Cash paid for interest	$12	$4
Cash paid for income taxes	$1,287	$957

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

2.     Summary of Significant Accounting Policies

During the three and six months ended June 30, 2026, there were no material changes to our significant accounting policies included in our Annual Report on Form 10-K for the year ended  December 31, 2025 (the "2025 Annual Report") filed with the Securities and Exchange Commission (the "SEC") on March 26, 2026. For additional information, refer to Note 2 to the audited Consolidated Financial Statements in the 2025 Annual Report.

Basis of Presentation

These unaudited Condensed Consolidated Financial Statements do not include all disclosures that are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and should be read in conjunction with the audited Consolidated Financial Statements and the related notes included in the 2025 Annual Report. The consolidated financial information as of  December 31, 2025 included herein has been derived from the audited Consolidated Financial Statements in the 2025 Annual Report.

In the opinion of management, these Condensed Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments, including eliminations of material intercompany accounts and transactions) considered necessary for a fair statement of the results presented herein. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026.

Use of Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Short-term Investments

Short-term investments include time deposits held with financial institutions with contractual maturity less than one year from the balance sheet date. The Company has the intent and ability to hold these investments until their maturity dates and therefore accounts for them as held-to-maturity. These time deposits are stated at amortized cost, which approximates fair value of these investments.

Research and Development Costs

Research and development costs are charged to operations as incurred. For the three and six months ended June 30, 2026, research and development costs were approximately $1,057 and $1,906, respectively. For the three and six months ended June 30, 2025, research and development costs were approximately $784 and $1,506. Such costs are included within Engineering, selling and administrative expenses on the Condensed Consolidated Statements of Operations.

M-tron Industries, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Concentration Risks

Customer Concentrations

For the three months ended June 30, 2026, two customers each accounted for 10% or more of the Company's Revenues, representing $6,284, or 41.6%, and $2,599, or 17.2%, respectively. For the three months ended June 30, 2025, two customers each accounted for 10% or more of the Company's Revenues, representing $4,476, or 33.7%, and $2,345, or 17.7%, respectively.

For the six months ended June 30, 2026, two customers each accounted for 10% or more of the Company's Revenues, representing $12,272, or 41.2%, and $4,599, or 15.4%, respectively. For the six months ended June 30, 2025, two customers each accounted for 10% or more of the Company's Revenues, representing $8,725, or 33.5%, and $3,681, or 14.2%, respectively.

Credit Concentration

A significant portion of the Company's accounts receivable is concentrated with a relatively small number of customers. As of  June 30, 2026, four of the Company's customers accounted for approximately $6,378, or 75.7%, of gross accounts receivable. As of December 31, 2025, four of the Company's customers accounted for approximately $4,898, or 71.4%, of gross accounts receivable. The Company carefully evaluates the creditworthiness of its customers in deciding to extend credit. As a result, the Company has experienced very low historical bad debt expense and believes the related risk to be minimal.

The Company maintains its cash and cash equivalents with high-credit-quality financial institutions, and at times cash balances on deposit may exceed federally insured limits. A significant portion of the Company's cash and cash equivalents is invested in money market mutual funds. Amounts invested in money market mutual funds are not deposits, are not federally insured, and are subject to the credit and market risks of the underlying fund.

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

We performed an assessment to determine if there were any indicators of impairment as of  June 30, 2026 and December 31, 2025. We concluded that, while there were events and circumstances in the macro-environment that did impact us, we did not experience any entity-specific indicators of asset impairment and no triggering events occurred.

Accounting Standards Adopted

Income Taxes

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures" ("ASU 2023-09"). The standard requires disaggregated information about a company's effective tax rate reconciliation as well as information on income taxes paid. The provisions of the standard are effective for public companies for fiscal years beginning after December 15, 2024, with early adoption permitted. This standard applies prospectively; however, retrospective application is permitted. The Company adopted ASU 2023-09 in December 2025. Refer to Note 6 - Income Taxes to the Company's Consolidated Financial Statements included in its 2025 Annual Report for further information.

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

The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as consolidated Total assets.

The following table presents Mtron's operations for the Electronic Components segment for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$15,109	$13,282	$29,795	$26,014

Less:
Cost of goods sold	6,360	5,566	12,454	10,787
Manufacturing expenses	2,523	1,924	4,521	4,029
Segment gross profit	$6,226	$5,792	$12,820	$11,198

Less:
Research and development costs	1,057	784	1,906	1,506
Selling and commissions	991	1,065	1,979	2,040
General and administrative expenses	2,375	2,109	4,550	3,779
Income tax expense	573	435	1,043	919
Other segment items (a)	(640)	(161)	(916)	(236)
Segment net income	$1,870	$1,560	$4,258	$3,190

Reconciliation of Segment gross profit to Consolidated net income
Segment operating expenses, net	(4,507)	(3,948)	(8,491)	(7,341)
Other income	724	151	972	252
Income tax expense	(573)	(435)	(1,043)	(919)
Consolidated net income	$1,870	$1,560	$4,258	$3,190

Reconciliation of Segment net income to Consolidated net income
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$1,870	$1,560	$4,258	$3,190
(a)	Other segment items includes the following:
	•	Interest income
	•	Income received under the Amended and Restated Transitional Administrative and Management Services Agreement with The LGL Group, Inc.
	•	Foreign currency gains and losses
	•	Other gains and losses
	•	Expense reimbursements paid to / received from The LGL Group, Inc.

M-tron Industries, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Other Segment Disclosures

The following tables present other segment information for the Electronic Components segment as of  June 30, 2026 and  December 31, 2025 and for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$706	$127	$1,092	$242
Interest expense	(16)	(3)	(32)	(7)
Depreciation	311	270	613	520
Amortization	—	—	—	—
Other significant non-cash items:
Stock-based compensation	1,337	278	1,719	527

Capital expenditures	(937)	(812)	(1,389)	(1,398)

	June 30, 2026	December 31, 2025
Total assets	$125,935	$68,383

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

Other investments - We initially estimate the fair value by reference to the transaction price. Subsequently, we estimate the fair value using an income approach based on the Company's proportionate share of the estimated fair value of the investee's underlying net assets.

M-tron Industries, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of inputs used:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a)	$94,397	$—	$—	$94,397
Prepaid expenses and other current assets:
Equity securities	68	—	—	68
Total prepaid expenses and other current assets	68	—	—	68
Other assets:
Other investments	—	—	250	250
Total other assets	—	—	250	250
Total	$94,465	$—	$250	$94,715

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a)	$19,564	$—	$—	$19,564
Prepaid expenses and other current assets:
Equity securities	56	—	—	56
Total prepaid expenses and other current assets	56	—	—	56
Other assets:
Other investments	—	—	—	—
Total other assets	—	—	—	—
Total	$19,620	$—	$—	$19,620
(a)	As of June 30, 2026 and December 31, 2025, included investments in money market mutual funds managed or advised by GAMCO Investors, Inc. or one of its affiliates.

There were no liabilities subject to fair value on a recurring basis as of  June 30, 2026 and December 31, 2025.

Changes in Level 3 Recurring Fair Value Measurements

The following tables present changes during the three and six months ended June 30, 2026 and 2025 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets in the Condensed Consolidated Balance Sheets as of  June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Purchases and Sales, Net	Fair Value End of Period
Assets:
Other assets:
Other investments	$—	$—	$250	$250
Total other assets	—	—	250	250
Total	$—	$—	$250	$250

Three Months Ended June 30, 2025
	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Purchases and Sales, Net	Fair Value End of Period
Assets:
Other assets:
Other investments	$—	$—	$—	$—
Total other assets	—	—	—	—
Total	$—	$—	$—	$—

M-tron Industries, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

	Six Months Ended June 30, 2026
	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Purchases and Sales, Net	Fair Value End of Period
Assets:
Other assets:
Other investments	$—	$—	$250	$250
Total other assets	—	—	250	250
Total	$—	$—	$250	$250

Six Months Ended June 30, 2025
	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Purchases and Sales, Net	Fair Value End of Period
Assets:
Other assets:
Other investments	$—	$—	$—	$—
Total other assets	—	—	—	—
Total	$—	$—	$—	$—

Quantitative Information about Level 3 Fair Value Measurements

As of June 30, 2026, the fair value of other investments was determined to equal the transaction price. Management determined that no significant change in the fair value has occurred between the acquisition date and the measurement date, based on the following considerations:

•	approximately 14 days elapsed between the acquisition date and June 30, 2026, the measurement date
•	no new financing activity occurred at the investee during this period;
•	no material developments in the investee's operations or business prospects occurred during this period; and
•	no secondary market transactions in the investee or comparable entities occurred during this period.

Fair Value Measurements on a Non-Recurring Basis

The Company has other assets that  may be subject to measurement at fair value on a non-recurring basis including intangible assets and other long-lived assets. The Company reviews the carrying value of long-lived assets whenever events and circumstances indicate that the carrying amounts of the assets  may not be recoverable. If it is determined that the assets are impaired, the carrying value would be reduced to an estimated recoverable value.

As of  June 30, 2026 and December 31, 2025, the Company did not write down any assets to fair value.

Fair Value Information about Financial Instruments Not Measured at Fair Value

Information regarding the estimation of fair value for financial instruments not carried at fair value is discussed below:

Short-term investments - The carrying amounts of these assets approximate fair values because of the relatively short period of time between origination and expected realization, and their limited exposure to credit risk.

The following tables present the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	June 30, 2026
	Level 1	Level 2	Level 3	Total	Carrying Value
Assets:
Prepaid expenses and other current assets:
Short-term investments	$687	$—	$—	$687	$687
Total prepaid expenses and other current assets	687	—	—	687	687
Total	$687	$—	$—	$687	$687

December 31, 2025
	Level 1	Level 2	Level 3	Total	Carrying Value
Assets:
Prepaid expenses and other current assets:
Short-term investments	$—	$—	$—	$—	$—
Total prepaid expenses and other current assets	—	—	—	—	—
Total	$—	$—	$—	$—	$—

There were no liabilities subject to fair value on a non-recurring basis as of  June 30, 2026 and December 31, 2025.

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

The following tables summarize income and expenses from transactions with related parties for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026		2025
	Income	Expense	Income	Expense
GAMCO Investors, Inc.	$706	$—	$127	$—
The LGL Group, Inc.	12	(28)	12	(10)
Total	$718	$(28)	$139	$(10)

	Six Months Ended June 30,
	2026		2025
	Income	Expense	Income	Expense
GAMCO Investors, Inc.	$1,089	$—	$241	$—
The LGL Group, Inc.	24	(56)	24	16
Total	$1,113	$(56)	$265	$16

The following table summarizes assets and liabilities with related parties as of  June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Assets	Liabilities	Assets	Liabilities
GAMCO Investors, Inc.	$94,397	$—	$19,564	$—
The LGL Group, Inc.	376	—	227	—
Total	$94,773	$—	$19,791	$—

The material agreements whereby the Company generates revenues and expenses with affiliated entities are discussed below:

Investment Activity with GAMCO Investors, Inc.

Certain balances are held and invested in U.S. Treasury funds managed or advised by GAMCO Investors, Inc. or one of its subsidiaries (collectively, "GAMCO" or the "Fund Manager"), which is related to the Company through certain of our shareholders. Investments in related party mutual funds are overseen by the independent Audit Committee of the Board of Directors (the "Audit Committee"). The Audit Committee meets regularly to review the alternatives and has determined the current investments most reflect the Company's objective of lower cost, market return and adherence to having a larger proportion of underlying investments directly in United States Treasuries. For the three and six months ended June 30, 2026, the Company paid the Fund Manager a fund management fee of approximately 8 basis points annually of the asset balances under management. For the three and six months ended June 30, 2025, the Company paid the Fund Manager a fund management fee of approximately 8 basis points annually of the asset balances under management. The fund management fees are not paid directly by the Company and are deducted prior to the fund striking its net asset value ("NAV").

As of  June 30, 2026 and December 31, 2025, the balance with the Fund Manager was $94,397 and $19,564, respectively, all of which was classified within Cash and cash equivalents on the Condensed Consolidated Balance Sheets.

For the three and six months ended June 30, 2026, the Company earned income on its investments with the Fund Manager totaling $706 and $1,089, respectively, all of which was included in Interest income on the Condensed Consolidated Statements of Operations.

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

For the three months ended June 30, 2026 and 2025, LGL Group paid the Company $12 under the terms of the Mtron TSA, which were recorded in Other income (expense), net on the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2026 and 2025, LGL Group paid the Company $24 under the terms of the Mtron TSA, which were recorded in Other income (expense), net on the Condensed Consolidated Statements of Operations.

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

For the three and six months ended June 30, 2026 and 2025, no taxes related to the Distribution have been recorded in the Condensed Consolidated Financial Statements.

Other Transactions

Mtron and LGL Group agreed to share the salaries and benefits related to certain employees incurred by Mtron and/or LGL Group. For the three and six months ended June 30, 2026, LGL Group reimbursed the Company $28 and $56, respectively, of the salaries and benefits of certain employees. For the three months ended June 30, 2025, LGL Group reimbursed the Company $10 of the salaries and benefits of certain employees. For the six months ended June 30, 2025, the Company reimbursed LGL Group $16 of the salaries and benefits of certain employees.

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

The effective tax rate for the three months ended June 30, 2026 and 2025 was 23.5% and 21.8%, respectively. The effective tax rate for the six months ended June 30, 2026 and 2025 was 19.7% and 22.4%, respectively. Differences between the Company’s effective income tax rate and the U.S. federal statutory rate of 21.0% are primarily due to the impact of research and development credits, permanent differences, and state taxes.

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

As of  June 30, 2026 and December 31, 2025, there were no outstanding borrowings under the Credit Agreement or Previous Credit Agreement with Fifth Third Bank.

8.     Stock-Based Compensation

Under the Company's Amended and Restated 2022 Incentive Plan (the "2022 Plan"), stock-based compensation may be awarded to employees, advisors and members of the Board of Directors. As of  June 30, 2026, 115,664 shares remained available for future issuance under the 2022 Plan.

The following table summarizes stock-based compensation expense, which includes expenses related to awards granted under the 2022 Plan, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restricted stock awards	$1,240	$181	$1,525	$430
Stock options	97	97	194	97
Total	$1,337	$278	$1,719	$527

M-tron Industries, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

Restricted Stock Awards

The following table summarizes restricted stock awards activity for the six months ended June 30, 2026:

(in thousands, except for share data)	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
Balance as of December 31, 2025	51,100	$27.98	$1,430
Granted	43,078	66.44	2,862
Vested	(29,824)	(52.04)	(1,552)
Canceled	—	—	—
Other	4,424	11.30	50
Balance as of June 30, 2026	68,778	$40.56	$2,790

As of  June 30, 2026, there was $2,536 of total unrecognized compensation cost related to unvested shares granted. The cost is expected to be recognized over a weighted-average period of 1.2 years.

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

The following table presents the weighted-average assumptions for stock options granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expected volatility (a)	—	74.5%	—	74.5%
Expected annual dividend yield (b)	—	0.0%	—	0.0%
Risk-free interest rate (c)	—	3.8%	—	3.8%
Expected term, in years (d)	—	4.0	—	4.0
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

(d)	The expected term is the simple average of the vesting period (3 years) and the contractual term (5 years).

The following table provides a rollforward of stock option activity for the six months ended June 30, 2026:

(in thousands, except for share data)	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	129,914	$37.62	$15.91	2.2	$2,027
Granted	—	—	—
Exercised	(67,924)	(36.09)	(11.07)
Forfeited	—	—	—
Other	150	36.06	10.98
Outstanding as of June 30, 2026	62,140	$39.29	$21.20	3.0	$3,720
Exercisable as of June 30, 2026	28,890	$38.10	$17.43	2.1	$1,764

M-tron Industries, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

9.     Stockholders' Equity

Shares Outstanding

The following table presents a rollforward of outstanding shares for the periods indicated:

	Six Months Ended June 30, 2026			Year Ended December 31, 2025
	Common Stock Issued	Held in Treasury	Common Stock Outstanding	Common Stock Issued	Held in Treasury	Common Stock Outstanding
Shares, beginning of period	3,405,210	—	3,405,210	2,911,165	—	2,911,165
Stock-based compensation	43,078	—	43,078	13,814	—	13,814
Exercise of stock options	67,924	—	67,924	14,750	—	14,750
Shares issued from settlement of warrants	112,028	—	112,028	470,205	—	470,205
Shares issued from settlement of subscription rights	713,362	—	713,362	—	—	—
Restricted shares forfeited	—	—	—	(4,724)	—	(4,724)
Other	4,424	—	4,424	—	—	—
Shares, end of period	4,346,026	—	4,346,026	3,405,210	—	3,405,210

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

On April 27, 2026, the Company completed the Rights Offering. Rightsholders exercised 2,982,004, or 83.6%, of the Rights, in a net share settlement of 596,400 shares of Common Stock. The remaining 584,808 Rights expired unexercised in accordance with their terms. The Company distributed the remaining 116,962 shares of Common Stock to Rightsholders who elected to participate in the over-subscription privilege. The gross proceeds to the Company were $42.1 million.

M-tron Industries, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

10.     Earnings per Share ("EPS")

The following table presents a reconciliation of Net income and shares used in calculating basic and diluted net income per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2026	2025	2026	2025
Numerator for EPS:
Net income	$1,870	$1,560	$4,258	$3,190

Denominator for EPS:
Weighted average shares outstanding - basic	4,056,379	2,853,383	3,775,004	2,848,419
Dilutive effects (a):
Stock options	30,120	24,550	37,802	25,511
Restricted stock	46,751	56,661	38,455	57,123
Warrants	—	—	3,734	—
Subscription rights	206,082	—	110,967	—
Weighted average shares outstanding - diluted	4,339,332	2,934,594	3,965,962	2,931,053

Income per common share:
Basic	$0.46	$0.55	$1.13	$1.12
Diluted	$0.43	$0.53	$1.07	$1.09
(a)

For the three and six months ended June 30, 2025, weighted average shares used for calculating earnings per share excludes warrants to purchase 582,233 shares of common stock as the inclusion of this instrument would be antidilutive to the earnings per share calculations.

11.     Commitments and Contingencies

In the ordinary course of business, the Company and its subsidiaries may become defendants in certain product liability, patent infringement, worker claims and other litigation. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. The Company has no legal accrual for contingencies as of June 30, 2026.

12.     Other Financial Statement Information

Inventories, Net

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out ("FIFO") method. The Company reduces the value of its inventories to net realizable value when the net realizable value is believed to be less than the cost of the item.

The components of inventory as of  June 30, 2026 and December 31, 2025 are summarized below:

	June 30, 2026	December 31, 2025
Raw materials	$5,208	$4,267
Work in process	5,964	5,181
Finished goods	1,573	1,773
Total gross inventory	12,745	11,221
Reserve for excess and obsolete inventory	(1,861)	(1,548)
Inventories, net	$10,884	$9,673

Property, Plant and Equipment, Net

The components of property, plant and equipment as of  June 30, 2026 and December 31, 2025 are summarized below:

	June 30, 2026	December 31, 2025
Land	$536	$536
Buildings and improvements	5,788	5,736
Machinery and equipment	25,040	23,952
Gross property, plant and equipment	31,364	30,224
Less: Accumulated depreciation	(24,074)	(23,710)
Property, plant and equipment, net	$7,290	$6,514

M-tron Industries, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, unless otherwise stated)

13.     Domestic and Foreign Revenues

Significant foreign revenues from operations (10% or more of foreign sales) for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Malaysia	$1,201	$1,471	$2,095	$2,730
Australia	811	1,140	1,656	1,203
Greece	—	292	—	537
All other foreign countries	1,414	846	2,543	1,668
Total foreign revenues	$3,426	$3,749	$6,294	$6,138
Total domestic revenues	$11,683	$9,533	$23,501	$19,876

The Company allocates its foreign revenue based on the customer's ship-to location.

14.     Subsequent Events

The Company has evaluated events and transactions that occurred after the balance sheet date through the date that the Condensed Consolidated Financial Statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the Condensed Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with the audited Consolidated Financial Statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the "SEC") on March 26, 2026. The terms the "Company," "Mtron," "MPTI," "we," "our" or "us" refer to M-tron Industries, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our Condensed Consolidated Financial Statements and the notes thereto.

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

Results of Operations

Three months ended June 30, 2026 compared to three months ended June 30, 2025

The following table presents our Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Revenues	$15,109	$13,282	$1,827	13.8%
Costs and expenses:
Manufacturing cost of sales	8,883	7,490	1,393	18.6%
Engineering, selling and administrative	4,507	3,948	559	14.2%
Total costs and expenses	13,390	11,438	1,952	17.1%
Operating income	1,719	1,844	(125)	(6.8%)
Other income (expense):
Interest income, net	690	124	566	456.5%
Other income (expense), net	34	27	7	25.9%
Total other income, net	724	151	573	379.5%
Income before income taxes	2,443	1,995	448	22.5%
Income tax expense	573	435	138	31.7%
Net income	$1,870	$1,560	$310	19.9%

Total Revenues

Total revenues increased $1,827, or 13.8%, from $13,282 for the three months ended June 30, 2025 to $15,109 for the three months ended June 30, 2026 primarily due to strong aerospace and defense, space, and avionics product shipments.

Total Costs and Expenses

Total costs and expenses increased $1,952, or 17.1%, from $11,438 for the three months ended June 30, 2025 to $13,390 for the three months ended June 30, 2026. The following items contributed to the overall increase:

•

a $1,393, or 18.6%, increase in Manufacturing cost of sales from $7,490 for the three months ended June 30, 2025 to $8,883 for the three months ended June 30, 2026 driven by $470 of stock-based compensation related to 2025 bonuses, product mix, and higher revenues partially offset by manufacturing efficiencies; and

•

a $559, or 14.2%, increase in Engineering, selling and administrative from $3,948 for the three months ended June 30, 2025 to $4,507 for the three months ended June 30, 2026 from higher research and development investment, higher sales commissions related to an increase in revenues, $511 of stock compensation related to 2025 bonuses, and an increase in administrative and corporate expenses consistent with the overall growth in the business.

Gross Margin

Gross margin (Revenues less Manufacturing cost of sales as a percentage of Revenues) decreased 240 basis points from 43.6% for the three months ended June 30, 2025 to 41.2% for the three months ended June 30, 2026 reflecting $470 of stock-based compensation related to 2025 bonuses and product mix partially offset by higher revenues and manufacturing efficiencies.

Total Other Income, Net

Total Other income, net increased $573, or 379.5%, from $151 for the three months ended June 30, 2025 to $724 for the three months ended June 30, 2026. The increase was primarily due to a $566, or 456.5%, increase in Interest income, net from $124 for the three months ended June 30, 2025 to $690 for the three months ended June 30, 2026 driven by higher balances invested in money market mutual funds.

Income Tax Expense

Income tax expense increased $138, or 31.7%, from $435 for the three months ended June 30, 2025 to $573 for the three months ended June 30, 2026 primarily due to the increase in Income before income taxes driven by the increase in revenues discussed above.

Six months ended June 30, 2026 compared to six months ended June 30, 2025

The following table presents our Condensed Consolidated Statements of Operations for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Revenues	$29,795	$26,014	$3,781	14.5%
Costs and expenses:
Manufacturing cost of sales	16,975	14,816	2,159	14.6%
Engineering, selling and administrative	8,491	7,341	1,150	15.7%
Total costs and expenses	25,466	22,157	3,309	14.9%
Operating income	4,329	3,857	472	12.2%
Other income (expense):
Interest income, net	1,060	235	825	351.1%
Other income, net	(88)	17	(105)	(617.6%)
Total other income, net	972	252	720	285.7%
Income before income taxes	5,301	4,109	1,192	29.0%
Income tax expense	1,043	919	124	13.5%
Net income	$4,258	$3,190	$1,068	33.5%

Total Revenues

Total revenues increased $3,781, or 14.5%, from $26,014 for the six months ended June 30, 2025 to $29,795 for the six months ended June 30, 2026 primarily due to strong aerospace and defense program and avionics shipments.

Total Costs and Expenses

Total costs and expenses increased $3,309, or 14.9%, from $22,157 for the six months ended June 30, 2025 to $25,466 for the six months ended June 30, 2026. The following items contributed to the overall increase:

•

a $2,159, or 14.6%, increase in Manufacturing cost of sales from $14,816 for the six months ended June 30, 2025 to $16,975 for the six months ended June 30, 2026 primarily by higher stock-based compensation, product mix and higher revenues partially offset by manufacturing efficiencies; and

•

a $1,150, or 15.7%, increase in Engineering, selling and administrative from $7,341 for the six months ended June 30, 2025 to $8,491 for the six months ended June 30, 2026 from higher research and development investment, higher sales commissions related to an increase in revenues, $982 of stock-based compensation related to 2025 bonuses, and an increase in administrative and corporate expenses consistent with the overall growth in the business.

Gross Margin

Gross margin (Revenues less Manufacturing cost of sales as a percentage of Revenues) remained flat at 43.0% for the six months ended June 30, 2026 and 2025.

Total Other Income (Expense), Net

Total Other income (expense), net increased $720, or 285.7%, from $252 for the six months ended June 30, 2025 to $972 for the six months ended June 30, 2026. The increase was primarily due to a $825, or 351.1%, increase in Interest income, net from $235 for the six months ended June 30, 2025 to $1,060 for the six months ended June 30, 2026 primarily due to higher balances invested in money market mutual funds.

The increase was partially offset by a $105, or 617.6%, decrease in Other income (expense), net from $17 for the six months ended June 30, 2025 to ($88) for the six months ended June 30, 2026 primarily due to unfavorable currency movements.

Income Tax Expense

Income tax expense increased $124, or 13.5%, from $919 for the six months ended June 30, 2025 to $1,043 for the six months ended June 30, 2026 primarily due to the increase in Income before income taxes driven by the increase in revenues discussed above.

Backlog

As of June 30, 2026, our order backlog was $83,968, an increase of $7,543, or 9.9%, from $76,425 as of December 31, 2025 and an increase of $22,769, or 37.2%, from $61,199 as of June 30, 2025. The increase in backlog from December 31, 2025 reflects the continued strength of our aerospace & defense and avionics customer orders.

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

Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA") is derived by excluding the items set forth below from Income before income taxes. Excluded items include the following:

•	Interest income
•	Interest expense
•	Depreciation
•	Amortization
•	Non-cash stock-based compensation
•	Other discrete items that might have a significant impact on comparable GAAP measures and could distort the evaluation of our normal operating performance.

Reconciliation of GAAP Income Before Income Taxes to Non-GAAP Adjusted EBITDA

The following table presents a reconciliation of income before income taxes to Adjusted EBITDA, a non-GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2026	2025	2026	2025
Income before income taxes	$2,443	$1,995	$5,301	$4,109
Adjustments:
Interest income	(690)	(124)	(1,060)	(235)
Depreciation	311	270	613	520
Amortization	—	—	—	—
Total adjustments	(379)	146	(447)	285
EBITDA	2,064	2,141	4,854	4,394
Non-cash stock compensation	1,337	278	1,719	527
Adjusted EBITDA	$3,401	$2,419	$6,573	$4,921

Three months ended June 30, 2026 compared to three months ended June 30, 2025

Adjusted EBITDA increased $982 from $2,419 for the three months ended June 30, 2025 to $3,401 for the three months ended June 30, 2026 primarily due to higher revenues partially offset by lower gross margins.

Six months ended June 30, 2026 compared to six months ended June 30, 2025

Adjusted EBITDA increased $1,652 from $4,921 for the six months ended June 30, 2025 to $6,573 for the six months ended June 30, 2026 primarily due to higher revenues.

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

As of June 30, 2026 and December 31, 2025, Cash and cash equivalents were $96,245 and $20,891, respectively.

Cash Flow Activity

The following table presents the cash flow activity for the periods indicated:

	As of June 30,
(in thousands)	2026	2025
Cash and cash equivalents, beginning of period	$20,891	$12,641
Cash provided by operating activities	5,822	4,462
Cash used in investing activities	(2,326)	(1,398)
Cash provided by (used in) financing activities	71,858	(176)
Net change in cash and cash equivalents	75,354	2,888
Cash and cash equivalents, end of period	$96,245	$15,529

Operating Activities

Cash provided by operating activities was $5,822 for the six months ended June 30, 2026 compared to cash provided by operating activities of $4,462 for the six months ended June 30, 2025, an increase of $1,360, primarily due to the following:

•	Higher net income;
•	Higher non-cash adjustments, including
◦	Stock-based compensation increased $1,192 from $527 for the six months ended June 30, 2025 to $1,719 for the six months ended June 30, 2026.
•	Working capital movements, including:
◦

Accounts receivable, which increased $1,565 for the six months ended June 30, 2026 compared to a decrease of $581 for the six months ended June 30, 2025, reflecting the timing and mix of customer orders;

◦	Inventories, net, which increased $1,211 for the six months ended June 30, 2026 compared to a decrease of $393 for the six months ended June 30, 2025, supporting anticipated growth in future sales;
◦

Prepaid expenses and other assets, which increased $297 for the six months ended June 30, 2026 compared to an increase of $111 for the six months ended June 30, 2025, reflecting the timing of estimated income tax payments; and

◦

Accounts payable, accrued compensation and other expenses, and other liabilities, which increased $2,216 for the six months ended June 30, 2026 compared to a decrease of $570 for the six months ended June 30, 2025, reflecting the timing of payment for purchased equipment, purchases of raw materials, the timing of pay periods relative to quarter end, income tax and property tax accruals, and customer deposits.

Our working capital metrics and ratios were as follows:

(in thousands)	June 30, 2026	December 31, 2025
Current assets	$117,873	$61,217
Less: Current liabilities	7,088	4,891
Working capital	$110,785	$56,326

Current ratio	16.6	12.5

Management continues to focus on efficiently managing working capital requirements to match operating activity levels and will seek to deploy the Company’s working capital where it will generate the greatest returns.

Investing Activities

Cash used in investing activities was $2,326 for the six months ended June 30, 2026 compared to cash used in investing activities of $1,398 for the six months ended June 30, 2025, an increase of $928, primarily due to the timing of capital projects, where delivery is expected at a future date as well as the purchase of short-term investments and other investments.

Financing Activities

Cash provided by financing activities was $71,858 for the six months ended June 30, 2026 compared to cash used in financing activities of $176 for the six months ended June 30, 2025, an increase of $72,034, primarily due to the settlement of warrants in January 2026 and the completion of the subscription rights offering in April 2026.

Capital Resources

We believe that existing cash and cash equivalents, marketable securities and cash generated from operations will provide sufficient liquidity to meet our ongoing working capital and capital expenditure requirements for the next 12 months from the date of this filing. At various times throughout the year and as of June 30, 2026 and December 31, 2025, some deposits held at financial institutions were in excess of federally insured limits. The Company has not experienced any losses related to these balances.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2026 was conducted under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2026, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or to which our or their properties are subject.

Item 1A.	Risk Factors

For a discussion of the Company's potential risks and uncertainties, refer to Part I, Item 1A. Risk Factors in the 2025 Annual Report and Trends and Uncertainties in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2. of this Quarterly Report on Form 10-Q.

Other than the trends and uncertainties described under Trends and Uncertainties above, the risk factors described in Part II, Item 1A. of this Quarterly Report, and general economic conditions affecting our industry, we are not aware of any additional material trends or uncertainties that may reasonably be expected to have a material impact, favorable or unfavorable, on our revenues or income beyond those described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the three months ended June 30, 2026, none of our directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K of the Exchange Act.

Item 6.	Exhibits

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 (and are numbered in accordance with Item 601 of Regulation S-K):

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

M-TRON INDUSTRIES, INC.
(Registrant)

Date: August 12, 2026	By:	/s/ Cameron Pforr
Cameron Pforr
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Cameron Pforr
Cameron Pforr
Chief Financial Officer (Principal Financial Officer)