Form 10-Q
period 2026-09-30
M-tron Industries, Inc.
filed 2026-11-12
CIK 1902314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, the registrant had 4,345,407 shares of common stock, $0.01 par value per share, outstanding.

M-tron Industries, Inc.

Form 10-Q for the Period Ended September 30, 2026

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

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

M-tron Industries, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Revenues	$15,741	$14,170	$45,536	$40,184
Costs and expenses:
Manufacturing cost of sales	8,739	7,891	25,714	22,707
Engineering, selling and administrative	4,561	3,729	13,052	11,070
Total costs and expenses	13,300	11,620	38,766	33,777
Operating income	2,441	2,550	6,770	6,407
Other income:
Interest income, net	851	143	1,911	378
Other income, net	25	70	(63)	87
Total other income, net	876	213	1,848	465
Income before income taxes	3,317	2,763	8,618	6,872
Income tax expense	268	931	1,311	1,850
Net income	$3,049	$1,832	$7,307	$5,022

Income per common share:
Basic	$0.71	$0.61	$1.83	$1.68
Diluted	$0.70	$0.60	$1.79	$1.64

Weighted average shares outstanding (a):
Basic	4,289,372	3,005,558	3,996,745	2,994,984
Diluted	4,349,491	3,061,412	4,088,300	3,061,604
(a)

Weighted average shares outstanding and basic and diluted earnings per share for periods prior to April 20, 2026 have been retroactively adjusted for bonus elements associated with the 2025 warrant distribution and the 2026 transferable subscription rights offering. Refer to Note 10 - Earnings per Share for further information.

See accompanying Notes to the Condensed Consolidated Financial Statements.

M-tron Industries, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share data)	September 30, 2026	December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$97,495	$20,891
Accounts receivable, net of allowance of $200 and $204, respectively	8,953	6,656
Inventories, net	11,246	9,673
Prepaid expenses and other current assets	2,535	1,662
Warrant proceeds receivable	—	22,335
Total current assets	120,229	61,217
Property, plant and equipment, net	7,956	6,514
Right-of-use lease asset	174	217
Intangible assets, net	40	40
Deferred income tax asset	285	272
Other assets	351	123
Total assets	$129,035	$68,383

Liabilities:
Current liabilities:
Accounts payable	$2,098	$1,792
Accrued compensation and commissions	2,650	1,404
Other accrued expenses	1,618	1,401
Income taxes payable	—	294
Total current liabilities	6,366	4,891
Long-term lease liability	113	148
Deferred income tax liability	—	129
Total liabilities	6,479	5,168

Commitments and Contingencies (Note 11)

Stockholders' equity:
Preferred stock ($0.01 par value; 5,000,000 shares authorized, none issued)	—	—
Common stock ($0.01 par value; 25,000,000 shares authorized; 4,345,357 shares issued and outstanding as of September 30, 2026; 3,405,210 shares issued and outstanding as of December 31, 2025)	43	34
Additional paid-in capital	95,422	43,397
Retained earnings	27,091	19,784
Total stockholders' equity	122,556	63,215
Total liabilities and stockholders' equity	$129,035	$68,383

See accompanying Notes to the Condensed Consolidated Financial Statements.

M-tron Industries, Inc.

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance as of June 30, 2026	$—	$43	$94,630	$24,042	$118,715
Net income	—	—	—	3,049	3,049
Stock-based compensation expense	—	—	774	—	774
Exercise of stock options	—	—	18	—	18
Exercise of warrants, net of costs	—	—	—	—	—
Exercise of subscription rights, net of costs	—	—	—	—	—
Balance as of September 30, 2026	$—	$43	$95,422	$27,091	$122,556

(in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance as of June 30, 2025	$—	$28	$20,258	$14,527	$34,813
Net income	—	—	—	1,832	1,832
Stock-based compensation expense	—	—	276	—	276
Exercise of stock options	—	—	90	—	90
Exercise of warrants, net of costs	—	—	—	—	—
Exercise of subscription rights, net of costs	—	—	—	—	—
Balance as of September 30, 2025	$—	$28	$20,624	$16,359	$37,011

See accompanying Notes to the Condensed Consolidated Financial Statements.

M-tron Industries, Inc.

Condensed Consolidated Statements of Equity

(Unaudited)

(in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance as of December 31, 2025	$—	$34	$43,397	$19,784	$63,215
Net income	—	—	—	7,307	7,307
Stock-based compensation expense	—	—	2,493	—	2,493
Exercise of stock options	—	1	2,468	—	2,469
Exercise of warrants, net of costs	—	1	5,320	—	5,321
Exercise of subscription rights, net of costs	—	7	41,744	—	41,751
Balance as of September 30, 2026	$—	$43	$95,422	$27,091	$122,556

(in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Equity
Balance as of December 31, 2024	$—	$28	$19,907	$11,337	$31,272
Net income	—	—	—	5,022	5,022
Stock-based compensation expense	—	—	803	—	803
Exercise of stock options	—	—	211	—	211
Exercise of warrants, net of costs	—	—	(297)	—	(297)
Exercise of subscription rights, net of costs	—	—	—	—	—
Balance as of September 30, 2025	$—	$28	$20,624	$16,359	$37,011

See accompanying Notes to the Condensed Consolidated Financial Statements.

M-tron Industries, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net income	$7,307	$5,022
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income:
Depreciation	960	800
Stock-based compensation expense	2,493	803
Unrealized gain	(35)	(11)
Deferred income tax provision	(142)	1,066
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(2,297)	614
(Increase) decrease in inventories, net	(1,573)	234
Decrease (increase) in prepaid expenses and other assets	18	(311)
Increase (decrease) in accounts payable, accrued compensation, income taxes and commissions and other	1,483	(238)
Total adjustments	907	2,957
Net cash provided by operating activities	8,214	7,979
Cash flows from investing activities:
Capital expenditures	(2,402)	(2,205)
Purchases, other	(1,084)	—
Net cash used in investing activities	(3,486)	(2,205)
Cash flows from financing activities:
Proceeds from stock option exercises	2,469	211
Proceeds from warrants, net of costs	27,656	(297)
Proceeds from subscription rights offering, net of costs	41,751	—
Net cash provided by (used in) financing activities	71,876	(86)
Increase in cash and cash equivalents	76,604	5,688
Cash and cash equivalents at beginning of period	20,891	12,641
Cash and cash equivalents at end of period	$97,495	$18,329

Supplemental disclosure:
Cash paid for interest	$33	$7
Cash paid for income taxes	$1,669	$1,096

See accompanying Notes to the Condensed Consolidated Financial Statements.

M-tron Industries, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, unless otherwise stated)

1.     Background and Description of Business

M-tron Industries, Inc. (the "Company," "Mtron," "we," "us," or "our") is engaged in the designing, manufacturing and marketing of highly-engineered, high reliability frequency and spectrum control products used to control the frequency or timing of signals in electronic circuits in various applications. Mtron’s primary markets are aerospace and defense, avionics, industrials, and space.

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

The Company offers a wide range of precision frequency control and spectrum control solutions including: radio frequency ("RF"), microwave and millimeter wave filters; cavity, crystal, ceramic, lumped element and switched filters; high performance and high frequency oven-controlled crystal oscillators ("OCXO"), integrated phase-locked loops OCXOs, temperature-compensated crystal oscillators, voltage-controlled crystal oscillators, low jitter and harsh environment oscillators; crystal resonators; RF Solutions; and state-of-the-art solid state power amplifier products. This has positioned Mtron to solve multiple problems on a customer's design and provides several areas for higher levels of integration.

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

2.     Summary of Significant Accounting Policies

During the three and nine months ended September 30, 2026, there were no material changes to our significant accounting policies included in our Annual Report on Form 10-K for the year ended  December 31, 2025 (the "2025 Annual Report") filed with the Securities and Exchange Commission (the "SEC") on  March 26, 2026, except those noted below. For additional information, refer to Note 2 to the audited Consolidated Financial Statements in the 2025 Annual Report.

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

In the opinion of management, these Condensed Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments, including eliminations of material intercompany accounts and transactions) considered necessary for a fair statement of the results presented herein. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the full year ending  December 31, 2026.

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

Short-term Investments

Short-term investments include time deposits held with financial institutions with contractual maturity less than one year from the balance sheet date. The Company has the intent and ability to hold these investments until their maturity dates and therefore accounts for them as held-to-maturity. These time deposits are stated at amortized cost, which approximates fair value of these investments. Short-term investments are included within Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

Other Investments

Other investments consist of an equity investment in a privately held special purpose vehicle for which the Company does not have a controlling financial interest or significant influence. In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 321, Investments - Equity Securities ("ASC 321"), the Company has not elected the measurement alternative for equity securities without readily determinable fair values, and accordingly, the investment is measured at fair value through net income. Other investments are included within Other assets on the Condensed Consolidated Balance Sheets.

Refer to Note 4 - Fair Value Measurements for further information.

Research and Development Costs

Research and development costs are charged to operations as incurred. For the three and nine months ended September 30, 2026, research and development costs were approximately $828 and $2,734, respectively. For the three and nine months ended September 30, 2025, research and development costs were approximately $792 and $2,298, respectively. Such costs are included within Engineering, selling and administrative expenses on the Condensed Consolidated Statements of Operations.

Concentration Risks

Customer Concentrations

For the three months ended September 30, 2026, two customers each accounted for 10% or more of the Company's Revenues, representing $6,055, or 38.5%, and $2,273, or 14.4%, respectively. For the three months ended September 30, 2025, two customers each accounted for 10% or more of the Company's Revenues, representing $5,238, or 37.0%, and $2,153, or 15.2%, respectively.

For the nine months ended September 30, 2026, two customers each accounted for 10% or more of the Company's Revenues, representing $18,327, or 40.2%, and $6,872, or 15.1%, respectively. For the nine months ended September 30, 2025, two customers each accounted for 10% or more of the Company's Revenues, representing $13,963, or 34.7%, and $5,834, or 14.5%, respectively.

Customers exceeding 10% of Revenues are identified separately for each period presented. A customer that exceeded the threshold in one period was not necessarily the same customer, or a 10% customer at all, in any other period presented, including as between the three-month and nine-month periods.

M-tron Industries, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, unless otherwise stated)

Credit Concentration

A significant portion of the Company's accounts receivable is concentrated with a relatively small number of customers. As of  September 30, 2026, two of the Company's customers accounted for approximately $5,519, or 60.3%, of gross accounts receivable. As of  December 31, 2025, two of the Company's customers accounted for approximately $4,111, or 59.9%, of gross accounts receivable. The Company carefully evaluates the creditworthiness of its customers in deciding to extend credit. As a result, the Company has experienced very low historical bad debt expense and believes the related risk to be minimal.

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

We performed an assessment to determine if there were any indicators of impairment as of  September 30, 2026 and  December 31, 2025. We concluded that, while there were events and circumstances in the macro-environment that did impact us, we did not experience any entity-specific indicators of asset impairment and no triggering events occurred.

Accounting Standards Adopted

Income Taxes

In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-09, "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures" ("ASU 2023-09"). The standard requires disaggregated information about a company's effective tax rate reconciliation as well as information on income taxes paid. The provisions of the standard are effective for public companies for fiscal years beginning after December 15, 2024, with early adoption permitted. This standard applies prospectively; however, retrospective application is permitted. Refer to Note 6 - Income Taxes to the Company's Consolidated Financial Statements included in its 2025 Annual Report for further information.

Future Application of Accounting Standards

Disaggregation of Income Statement Expenses

In  November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)" ("ASU 2024-03"). The standard requires certain details for expenses presented on the face of the Consolidated Statements of Operations as well as selling expenses to be presented in the notes to the financial statements on an interim and annual basis. The provisions of the standard are effective for public business entities for fiscal years beginning after  December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The amendment can be applied either prospectively or retrospectively, with early adoption permitted. The Company is currently assessing the impact of this standard.

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

The Electronic Components segment derives revenues from sales to customers of a wide range of precision frequency control and spectrum control solutions, including, but not limited to, the following:

•	filters;
•	oscillators;
•	crystal resonators; and
•	RF solutions.

Measure of Segment Profit or Loss and Segment Assets

The accounting policies of the Electronic Components segment are the same as those described in Note 2 – Summary of Significant Accounting Policies.

The CODM uses Segment net income as the primary measure of segment profit or loss in assessing the performance of, and deciding how to allocate resources to, the Electronic Components segment. Segment net income is equal to Consolidated net income reported on the Condensed Consolidated Statements of Operations. The CODM uses Segment net income to evaluate income generated from segment assets in deciding whether to reinvest profits into the Electronic Components segment or into other parts of the entity, such as for capital expenditures or acquisitions. The CODM also uses Segment net income to monitor budget versus actual results and in competitive analysis relative to Mtron’s peers, both of which are used in assessing the performance of the Electronic Components segment.

In addition, the CODM reviews Segment gross profit (loss) as an additional measure of segment profit or loss. The CODM uses Segment gross profit to evaluate the manufacturing costs of the Electronic Components segment’s products and to ensure those products are priced appropriately.

The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as consolidated Total assets.

M-tron Industries, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, unless otherwise stated)

The following table presents Mtron's operations for the Electronic Components segment for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$15,741	$14,170	$45,536	$40,184

Less:
Cost of goods sold	6,612	5,769	19,066	16,556
Manufacturing expenses	2,127	2,122	6,648	6,151
Segment gross profit	$7,002	$6,279	$19,822	$17,477

Less:
Research and development costs	828	792	2,734	2,298
Selling and commissions	1,007	1,001	2,986	3,041
General and administrative expenses	2,698	2,000	7,248	5,779
Income tax expense	268	931	1,311	1,850
Other segment items (a)	(848)	(277)	(1,764)	(513)
Segment net income	$3,049	$1,832	$7,307	$5,022

Reconciliation of Segment gross profit to Consolidated net income
Segment operating expenses, net	(4,561)	(3,729)	(13,052)	(11,070)
Other income	876	213	1,848	465
Income tax expense	(268)	(931)	(1,311)	(1,850)
Consolidated net income	$3,049	$1,832	$7,307	$5,022

Reconciliation of Segment net income to Consolidated net income
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$3,049	$1,832	$7,307	$5,022
(a)	Other segment items includes the following:
	•	Interest income, net
	•	Income received under the Amended and Restated Transitional Administrative and Management Services Agreement with The LGL Group, Inc.
	•	Foreign currency gains and losses
	•	Other gains and losses
	•	Expense reimbursements paid to / received from The LGL Group, Inc.

Other Segment Disclosures

The following tables present other segment information for the Electronic Components segment as of  September 30, 2026 and  December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$881	$146	$1,973	$388
Interest expense	(30)	(3)	(62)	(10)
Depreciation	(347)	(280)	(960)	(800)
Amortization	—	—	—	—
Other significant non-cash items:
Stock-based compensation	(774)	(276)	(2,493)	(803)

Capital expenditures	(1,013)	(807)	(2,402)	(2,205)

	September 30, 2026	December 31, 2025
Total assets	$129,035	$68,383

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

Valuation Methodologies of Financial Instruments Measured at Fair Value

Cash and cash equivalents - Money market instruments are measured at cost, which approximates fair value because of the relatively short time to maturity.

Equity securities - Whenever available, we obtain quoted prices in active markets for identical assets as of the balance sheet date to measure equity securities. Market price data is generally obtained from exchange or dealer markets.

Other investments - We initially estimate the fair value by reference to the transaction price. Subsequently, we estimate the fair value based on the Company’s proportionate share of the estimated fair value of the investee’s underlying net assets, which consist primarily of a convertible promissory note, accrued interest receivable, and cash. The fair value of the convertible promissory note is estimated by reference to its transaction price plus accrued interest when there is no evidence of a significant change in fair value.

M-tron Industries, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, unless otherwise stated)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of inputs used:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a) (b)	$95,273	$—	$—	$95,273
Prepaid expenses and other current assets:
Equity securities	87	—	—	87
Total prepaid expenses and other current assets	87	—	—	87
Other assets:
Other investments	—	—	254	254
Total other assets	—	—	254	254
Total	$95,360	$—	$254	$95,614

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a) (b)	$19,564	$—	$—	$19,564
Prepaid expenses and other current assets:
Equity securities	56	—	—	56
Total prepaid expenses and other current assets	56	—	—	56
Other assets:
Other investments	—	—	—	—
Total other assets	—	—	—	—
Total	$19,620	$—	$—	$19,620
(a)	As of September 30, 2026 and December 31, 2025, included investments in money market mutual funds managed or advised by GAMCO Investors, Inc. or one of its affiliates.
(b)	Excludes cash held in banks, which totaled $2,222 and $1,327 as of September 30, 2026 and December 31, 2025, respectively.

There were no liabilities subject to fair value on a recurring basis as of  September 30, 2026 and  December 31, 2025.

M-tron Industries, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, unless otherwise stated)

Changes in Level 3 Recurring Fair Value Measurements

The following tables present changes during the three and nine months ended September 30, 2026 and 2025 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets in the Condensed Consolidated Balance Sheets as of  September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Purchases and Sales, Net	Fair Value End of Period
Assets:
Other assets:
Other investments	$250	$4	$—	$254
Total other assets	250	4	—	254
Total	$250	$4	$—	$254

Three Months Ended September 30, 2025
	Fair Value Beginning of Period	Net Realized and Unrealized Gains (Losses) Included in Income	Purchases and Sales, Net	Fair Value End of Period
Assets:
Other assets:
Other investments	$—	$—	$—	$—
Total other assets	—	—	—	—
Total	$—	$—	$—	$—

	Nine Months Ended September 30, 2026
	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Purchases and Sales, Net	Fair Value End of Period
Assets:
Other assets:
Other investments	$—	$4	$250	$254
Total other assets	—	4	250	254
Total	$—	$4	$250	$254

Nine Months Ended September 30, 2025
	Fair Value Beginning of Year	Net Realized and Unrealized Gains (Losses) Included in Income	Purchases and Sales, Net	Fair Value End of Period
Assets:
Other assets:
Other investments	$—	$—	$—	$—
Total other assets	—	—	—	—
Total	$—	$—	$—	$—

M-tron Industries, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, unless otherwise stated)

Quantitative Information about Level 3 Fair Value Measurements

As of  September 30, 2026, the fair value of other investments was determined based on the Company’s proportionate share of the investee’s net assets, in which the convertible promissory note is measured at its transaction price plus accrued interest. Management determined that no significant change in the fair value of the underlying investment has occurred between the acquisition date and the measurement date, based on the following considerations:

•

approximately 30 days elapsed between the most recent issuance of securities by the issuer of the underlying investment on identical terms ( August 31, 2026) and September 30, 2026, the measurement date;

•

since the acquisition date, the issuer sold additional securities at par on terms identical to the underlying investment, on July 2, 2026 and August 31, 2026, and no financing occurred on terms different from the underlying investment;

•	no material developments in the issuer’s operations or business prospects occurred during the period; and
•	no secondary market transactions in the underlying investment or comparable instruments occurred since the acquisition date.

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

As of  September 30, 2026 and  December 31, 2025, the Company did not write down any assets to fair value.

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

The following tables present the carrying amounts and estimated fair values of our financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	September 30, 2026
	Level 1	Level 2	Level 3	Total	Carrying Value
Assets:
Prepaid expenses and other current assets:
Short-term investments	$834	$—	$—	$834	$834
Total prepaid expenses and other current assets	834	—	—	834	834
Total	$834	$—	$—	$834	$834

December 31, 2025
	Level 1	Level 2	Level 3	Total	Carrying Value
Assets:
Prepaid expenses and other current assets:
Short-term investments	$—	$—	$—	$—	$—
Total prepaid expenses and other current assets	—	—	—	—	—
Total	$—	$—	$—	$—	$—

There were no liabilities subject to fair value on a non-recurring basis as of  September 30, 2026 and  December 31, 2025.

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

The following tables summarize income and expenses from transactions with related parties for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026		2025
	Income	Expense	Income	Expense
GAMCO Investors, Inc.	$876	$—	$145	$—
The LGL Group, Inc.	12	(28)	12	(28)
Total	$888	$(28)	$157	$(28)

	Nine Months Ended September 30,
	2026		2025
	Income	Expense	Income	Expense
GAMCO Investors, Inc.	$1,965	$—	$386	$—
The LGL Group, Inc.	36	(84)	36	(12)
Total	$2,001	$(84)	$422	$(12)

The following table summarizes assets and liabilities with related parties as of  September 30, 2026 and  December 31, 2025:

	September 30, 2026		December 31, 2025
	Assets	Liabilities	Assets	Liabilities
GAMCO Investors, Inc.	$95,273	$—	$19,564	$—
The LGL Group, Inc.	338	—	227	—
Total	$95,611	$—	$19,791	$—

The material agreements whereby the Company generates revenues and expenses with affiliated entities are discussed below:

Investment Activity with GAMCO Investors, Inc.

Certain balances are held and invested in U.S. Treasury funds managed or advised by GAMCO Investors, Inc. or one of its subsidiaries (collectively, "GAMCO" or the "Fund Manager"), which is related to the Company through certain of our stockholders. Investments in related party mutual funds are overseen by the independent Audit Committee of the Board of Directors (the "Audit Committee"). The Audit Committee meets regularly to review the alternatives and has determined the current investments most reflect the Company's objective of lower cost, market return and adherence to having a larger proportion of underlying investments directly in United States Treasuries. For the three and nine months ended September 30, 2026 and 2025, the Company paid the Fund Manager a fund management fee of approximately 8 basis points annually of the asset balances under management. The fund management fees are not paid directly by the Company and are deducted prior to the fund striking its net asset value ("NAV").

As of September 30, 2026 and  December 31, 2025, the balance with the Fund Manager was $95,273 and $19,564, respectively, all of which was classified within Cash and cash equivalents on the Condensed Consolidated Balance Sheets.

For the three and nine months ended September 30, 2026, the Company earned income on its investments with the Fund Manager totaling $876 and $1,965, respectively, all of which was included in Interest income on the Condensed Consolidated Statements of Operations.

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

Mtron and LGL Group entered into an Amended and Restated Transitional Administrative and Management Services Agreement ("Mtron TSA"), which sets out the terms for services to be provided between the two companies post Separation. The current terms result in a net payment of $4 per month from LGL Group to Mtron.

For the three months ended September 30, 2026 and 2025, LGL Group paid the Company $12 under the terms of the Mtron TSA, which were recorded in Other income, net on the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2026 and 2025, LGL Group paid the Company $36 under the terms of the Mtron TSA, which were recorded in Other income, net on the Condensed Consolidated Statements of Operations.

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

For the three and nine months ended September 30, 2026 and 2025, no taxes related to the Distribution have been recorded in the Condensed Consolidated Financial Statements.

Other Transactions

Mtron and LGL Group agreed to share the salaries and benefits related to certain employees incurred by Mtron and/or LGL Group. For the three and nine months ended September 30, 2026, LGL Group reimbursed the Company $28 and $84, respectively, of the salaries and benefits of certain employees. For the three and nine months ended September 30, 2025, LGL Group reimbursed the Company $28 and $12, respectively, of the salaries and benefits of certain employees.

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

The effective tax rate for the three months ended September 30, 2026 and 2025 was 8.1% and 33.7%, respectively. The effective tax rate for the nine months ended September 30, 2026 and 2025 was 15.2% and 26.9%, respectively. Differences between the Company’s effective income tax rate and the U.S. federal statutory rate of 21.0% are primarily due to a discrete tax benefit associated with excess tax benefits on restricted stock awards that vested during the period, the impact of research and development credits, permanent differences and state taxes.

M-tron Industries, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, unless otherwise stated)

7.     Revolving Credit Agreement

On December 31, 2025, Mtron entered into an amended and restated credit agreement (the "Credit Agreement") with Fifth Third Bank, National Association ("Fifth Third Bank"), replacing its prior credit facility with Fifth Third Bank (the "Previous Credit Agreement"). The Credit Agreement provides for a $10.0 million revolving credit facility (the "Revolving Facility") and a $10.0 million delayed draw term loan facility (the "Delayed Draw Facility"). Borrowings under the Revolving Facility and the Delayed Draw Facility bear interest at a rate based on the Secured Overnight Financing Rate ("SOFR") plus a margin ranging from 2.00% to 3.00%, determined by the Company's leverage ratio, with a SOFR floor of 0.00%. The Company will pay a fee on the average unused daily amount of the facilities at a rate ranging from 0.20% to 0.30%, determined by the Company's leverage ratio. Amounts outstanding under the Revolving Facility are due at maturity on December 31, 2028, and advances under the Delayed Draw Facility are available for a period of 36 months from the date of the Credit Agreement, with each advance maturing 36 months after funding and subject to quarterly amortization requirements. The Credit Agreement contains various affirmative and negative covenants that are customary for transactions of this type, including limitations on the incurrence of debt and liabilities, as well as financial reporting requirements. The Credit Agreement also imposes certain financial covenants based on the following criteria: (a) Leverage Ratio and (b) Fixed Charge Coverage Ratio (each as defined in the Credit Agreement). All loans pursuant to the Credit Agreement are secured by a first-priority lien on substantially all of the personal property of the Company.

As of September 30, 2026 and  December 31, 2025, there were no outstanding borrowings under the Credit Agreement or Previous Credit Agreement with Fifth Third Bank.

8.     Stock-Based Compensation

Under the Company's Second Amended and Restated 2022 Incentive Plan (the "2022 Plan"), stock-based compensation  may be awarded to employees, advisors and members of the Board of Directors. As of  September 30, 2026, 1,064,924 shares remained available for future issuance under the 2022 Plan.

The following table summarizes stock-based compensation expense, which includes expenses related to awards granted under the 2022 Plan, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restricted stock awards	$682	$179	$2,207	$609
Stock options	92	97	286	194
Total	$774	$276	$2,493	$803

Restricted Stock Awards

The following table summarizes restricted stock awards activity for the nine months ended September 30, 2026:

(in thousands, except share and per share data)	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
Balance as of December 31, 2025	51,100	$27.98	$1,430
Granted	43,078	66.40	2,860
Vested	(50,215)	(35.49)	(1,782)
Forfeited	(1,169)	(50.03)	(58)
Other	4,424	11.30	50
Balance as of September 30, 2026	47,218	$52.94	$2,500

As of  September 30, 2026, there was $1,665 of total unrecognized compensation cost related to unvested shares granted. The cost is expected to be recognized over a weighted-average period of 1.4 years.

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

The following table presents the weighted-average assumptions for stock options granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expected volatility (a)	—	—	—	74.5%
Expected annual dividend yield (b)	—	—	—	0.0%
Risk-free interest rate (c)	—	—	—	3.8%
Expected term, in years (d)	—	—	—	4.0
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

(d)	The expected term is the simple average of the vesting period (3 years) and the contractual term (5 years).

The following table provides a rollforward of stock option activity for the nine months ended September 30, 2026:

(in thousands, except share and per share data)	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	129,914	$37.62	$15.91	2.2	$2,027
Granted	—	—	—
Exercised	(68,424)	(36.09)	(11.07)
Forfeited	—	—	—
Expired	(100)	(36.06)	(10.98)
Other	200	36.06	10.98
Outstanding as of September 30, 2026	61,590	$39.32	$21.29	2.7	$2,398
Exercisable as of September 30, 2026	28,340	$38.14	$17.56	1.8	$1,137

M-tron Industries, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, unless otherwise stated)

9.     Stockholders' Equity

Shares Outstanding

The following table presents a rollforward of outstanding shares for the periods indicated:

	Nine Months Ended September 30, 2026			Year Ended December 31, 2025
	Common Stock Issued	Held in Treasury	Common Stock Outstanding	Common Stock Issued	Held in Treasury	Common Stock Outstanding
Shares, beginning of period	3,405,210	—	3,405,210	2,911,165	—	2,911,165
Stock-based compensation	43,078	—	43,078	13,814	—	13,814
Exercise of stock options	68,424	—	68,424	14,750	—	14,750
Shares issued from settlement of warrants	112,028	—	112,028	470,205	—	470,205
Shares issued from settlement of subscription rights	713,362	—	713,362	—	—	—
Restricted shares forfeited	(1,169)	—	(1,169)	(4,724)	—	(4,724)
Other	4,424	—	4,424	—	—	—
Shares, end of period	4,345,357	—	4,345,357	3,405,210	—	3,405,210

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

As of  December 31, 2025, Warrant holders exercised 2,351,025, or 80.8%, of the Warrants, resulting in the issuance of 470,205 shares of Common Stock. The remaining 560,140 Warrants expired unexercised in accordance with their terms. On  January 7, 2026, the Company distributed 112,028 shares of Common Stock to Warrant holders who elected to participate in the over-subscription privilege. The gross proceeds to the Company were $27.7 million.

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

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, unless otherwise stated)

10.     Earnings per Share ("EPS")

The following table presents a reconciliation of Net income and shares used in calculating basic and diluted net income per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Numerator for EPS:
Net income	$3,049	$1,832	$7,307	$5,022

Denominator for EPS:
Weighted average shares outstanding - basic	4,289,372	2,860,353	3,949,932	2,850,270
Adjustment for bonus elements (a)	—	145,205	46,813	144,714
Adjusted weighted average shares outstanding - basic	4,289,372	3,005,558	3,996,745	2,994,984
Dilutive effects (b):
Stock options	24,493	19,387	34,451	24,781
Restricted stock	35,626	36,467	40,648	41,839
Warrants	—	—	903	—
Subscription rights	—	—	15,553	—
Weighted average shares outstanding - diluted (b)	4,349,491	3,061,412	4,088,300	3,061,604

Income per common share:
Basic	$0.71	$0.61	$1.83	$1.68
Diluted	$0.70	$0.60	$1.79	$1.64
(a)

Weighted average shares outstanding for the three and nine months ended September 30, 2025 have been retroactively adjusted for the bonus elements of the Warrants and the Rights Offering, and for the nine months ended September 30, 2026 for the bonus element of the Rights Offering. Refer to "Bonus Elements" below.

(b)

For the three and nine months ended September 30, 2025, weighted average shares used for calculating earnings per share excludes warrants to purchase 582,233 shares of common stock as the inclusion of these instruments would be antidilutive to the earnings per share calculation.

Bonus Elements

The Warrants and the Rights Offering described in Note 9 - Stockholders’ Equity each contained a bonus element because the exercise price of the Warrants ($47.50 per share) and the subscription price of the Rights ($59.00 per share) were less than the fair value of the Company’s common stock immediately prior to their respective exercise. FASB ASC Topic 260, Earnings Per Share ("ASC 260"), requires the bonus element to be treated in a manner similar to a stock dividend. Accordingly, weighted average shares outstanding used to compute basic and diluted earnings per share have been retroactively adjusted as follows:

•

For all periods prior to December 23, 2025, the expiration date of the Warrants, by a factor of 1.0188, the ratio of the fair value per share of common stock immediately prior to the exercise of the Warrants of $53.43 to the theoretical ex-rights fair value per share of $52.44.

•

For all periods prior to April 20, 2026, the expiration date of the Rights, by a factor of 1.0313, the ratio of the fair value per share of common stock immediately prior to the exercise of the Rights of $72.15 to the theoretical ex-rights fair value per share of $69.96. For periods prior to December 23, 2025, this factor was applied to weighted average shares outstanding as previously adjusted for the Warrants, resulting in a combined adjustment factor of 1.0508.

Together, these adjustments reduced previously reported basic and diluted earnings per share from $0.64 to $0.61 and $0.63 to $0.60, respectively, for the three months ended September 30, 2025 and from $1.76 to $1.68 and $1.71 to $1.64, respectively, for the nine months ended September 30, 2025, from the amounts previously reported.

M-tron Industries, Inc.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, unless otherwise stated)

11.     Commitments and Contingencies

In the ordinary course of business, the Company and its subsidiaries may become defendants in certain product liability, patent infringement, worker claims and other litigation. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. The Company has no legal accrual for contingencies as of  September 30, 2026 and  December 31, 2025.

12.     Other Financial Statement Information

Inventories, Net

Inventories are valued at the lower of cost or net realizable value using the first-in, first-out ("FIFO") method. The Company reduces the value of its inventories to net realizable value when the net realizable value is believed to be less than the cost of the item.

The components of inventory as of  September 30, 2026 and  December 31, 2025 are summarized below:

	September 30, 2026	December 31, 2025
Raw materials	$5,136	$4,267
Work in process	6,328	5,181
Finished goods	1,546	1,773
Total gross inventory	13,010	11,221
Reserve for excess and obsolete inventory	(1,764)	(1,548)
Inventories, net	$11,246	$9,673

Property, Plant and Equipment, Net

The components of property, plant and equipment as of  September 30, 2026 and  December 31, 2025 are summarized below:

	September 30, 2026	December 31, 2025
Land	$536	$536
Buildings and improvements	5,788	5,736
Machinery and equipment	26,053	23,952
Gross property, plant and equipment	32,377	30,224
Less: Accumulated depreciation	(24,421)	(23,710)
Property, plant and equipment, net	$7,956	$6,514

13.     Domestic and Foreign Revenues

Significant foreign revenues from operations (10% or more of foreign sales) for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Malaysia	$897	$1,970	$2,992	$4,700
Australia	817	817	2,473	2,020
All other foreign countries	1,251	784	3,794	2,989
Total foreign revenues	$2,965	$3,571	$9,259	$9,709
Total domestic revenues	$12,776	$10,599	$36,277	$30,475

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

Recent Developments

Transition of Services Provided to LGL Group

Following the Separation, we have provided administrative and management support to The LGL Group, Inc. ("LGL Group") under the Amended and Restated Transitional Administrative and Management Services Agreement (the "Mtron TSA"), and Mtron and LGL Group have shared the salaries and benefits of certain employees. During 2026, LGL Group has been working to reduce its reliance on these services by developing internal capabilities and third-party support. LGL Group is targeting the fourth quarter of 2026 for transition of the remaining services, subject to completion of the necessary operational and contractual steps.

Upon completion of the transition, we expect the fees we receive under the Mtron TSA and the reimbursements we receive from LGL Group for shared employee services to cease or be reduced. We do not expect the transition to have a material effect on our results of operations.

For the three and nine months ended September 30, 2026, LGL Group paid the Company $12 and $36, respectively, under the Mtron TSA, which were recorded in Other income (expense), net on the Condensed Consolidated Statements of Operations. For the same periods, LGL Group reimbursed the Company $28 and $84, respectively, of the salaries and benefits of certain employees, which were recorded in Engineering, selling and administrative on the Condensed Consolidated Statements of Operations. The Mtron Tax Agreement is separate from, and not affected by, the services transition.

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

Results of Operations

Three months ended September 30, 2026 compared to three months ended September 30, 2025

The following table presents our Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Revenues	$15,741	$14,170	$1,571	11.1%
Costs and expenses:
Manufacturing cost of sales	8,739	7,891	848	10.7%
Engineering, selling and administrative	4,561	3,729	832	22.3%
Total costs and expenses	13,300	11,620	1,680	14.5%
Operating income	2,441	2,550	(109)	(4.3%)
Other income:
Interest income, net	851	143	708	495.1%
Other income, net	25	70	(45)	(64.3%)
Total other income, net	876	213	663	311.3%
Income before income taxes	3,317	2,763	554	20.1%
Income tax expense	268	931	(663)	(71.2%)
Net income	$3,049	$1,832	$1,217	66.4%

Total Revenues

Total revenues increased $1,571, or 11.1%, from $14,170 for the three months ended September 30, 2025 to $15,741 for the three months ended September 30, 2026 primarily due to strong growth in aerospace and defense, avionics, and space product shipments.

Total Costs and Expenses

Total costs and expenses increased $1,680, or 14.5%, from $11,620 for the three months ended September 30, 2025 to $13,300 for the three months ended September 30, 2026. The following items contributed to the overall increase:

•

an $848, or 10.7%, increase in Manufacturing cost of sales from $7,891 for the three months ended September 30, 2025 to $8,739 for the three months ended September 30, 2026 consistent with the growth in revenues partially offset by product mix; and

•

an $832, or 22.3%, increase in Engineering, selling and administrative from $3,729 for the three months ended September 30, 2025 to $4,561 for the three months ended September 30, 2026 driven by higher research and development investment; higher sales commissions consistent with the increase in revenues; higher stock-based compensation; and an increase in administrative and corporate expenses consistent with the overall growth in the business.

Gross Margin

Gross margin (Revenues less Manufacturing cost of sales as a percentage of Revenues) increased 20 basis points from 44.3% for the three months ended September 30, 2025 to 44.5% for the three months ended September 30, 2026 reflecting product mix.

Total Other Income, Net

Total Other income, net increased $663, or 311.3%, from $213 for the three months ended September 30, 2025 to $876 for the three months ended September 30, 2026. The following items contributed to the overall increase:

•

a $708, or 495.1%, increase in Interest income, net from $143 for the three months ended September 30, 2025 to $851 for the three months ended September 30, 2026 primarily due to higher interest income earned on investments in money market mutual funds driven by higher balances invested; and

•

a $45, or 64.3%, decrease in Other income, net from $70 for the three months ended September 30, 2025 to $25 for the three months ended September 30, 2026 primarily due to gains on disposal of fixed assets in 2025 that did not recur in 2026.

Income Tax Expense

Income tax expense decreased $663, or 71.2%, from $931 for the three months ended September 30, 2025 to $268 for the three months ended September 30, 2026 primarily due to a discrete tax benefit associated with excess tax benefits on restricted stock awards that vested during the period.

Nine months ended September 30, 2026 compared to nine months ended September 30, 2025

The following table presents our Condensed Consolidated Statements of Operations for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Revenues	$45,536	$40,184	$5,352	13.3%
Costs and expenses:
Manufacturing cost of sales	25,714	22,707	3,007	13.2%
Engineering, selling and administrative	13,052	11,070	1,982	17.9%
Total costs and expenses	38,766	33,777	4,989	14.8%
Operating income	6,770	6,407	363	5.7%
Other income:
Interest income, net	1,911	378	1,533	405.6%
Other income, net	(63)	87	(150)	n/m
Total other income, net	1,848	465	1,383	297.4%
Income before income taxes	8,618	6,872	1,746	25.4%
Income tax expense	1,311	1,850	(539)	(29.1%)
Net income	$7,307	$5,022	$2,285	45.5%

Total Revenues

Total revenues increased $5,352, or 13.3%, from $40,184 for the nine months ended September 30, 2025 to $45,536 for the nine months ended September 30, 2026 primarily due to continued strong aerospace and defense and avionics product shipments.

Total Costs and Expenses

Total costs and expenses increased $4,989, or 14.8%, from $33,777 for the nine months ended September 30, 2025 to $38,766 for the nine months ended September 30, 2026. The following items contributed to the overall increase:

•

a $3,007, or 13.2%, increase in Manufacturing cost of sales from $22,707 for the nine months ended September 30, 2025 to $25,714 for the nine months ended September 30, 2026 consistent with the growth in revenues and higher stock-based compensation related to 2025 bonuses partially offset by product mix; and

•

a $1,982, or 17.9%, increase in Engineering, selling and administrative from $11,070 for the nine months ended September 30, 2025 to $13,052 for the nine months ended September 30, 2026 primarily due to higher research and development investment; higher sales commissions consistent with the increase in revenues; $918 of stock-based compensation related to 2025 bonuses; and an increase in administrative and corporate expenses to support the growth in revenues.

Gross Margin

Gross margin (Revenues less Manufacturing cost of sales as a percentage of Revenues) remained flat at 43.5% for both the nine months ended September 30, 2026 and 2025 driven by the growth in revenues and product mix partially offset by higher stock-based compensation discussed above.

Total Other Income, Net

Total Other income, net increased $1,383, or 297.4%, from $465 for the nine months ended September 30, 2025 to $1,848 for the nine months ended September 30, 2026. The following items contributed to the overall increase:

•

a $1,533, or 405.6%, increase in Interest income, net from $378 for the nine months ended September 30, 2025 to $1,911 for the nine months ended September 30, 2026 primarily due to higher interest income earned on investments in money market mutual funds driven by higher balances invested; and

•

a $150 decrease in Other income (expense), net from $87 for the nine months ended September 30, 2025 to ($63) for the nine months ended September 30, 2026 primarily due to unfavorable foreign currency movements.

Income Tax Expense

Income tax expense decreased $539, or 29.1%, from $1,850 for the nine months ended September 30, 2025 to $1,311 for the nine months ended September 30, 2026 primarily due to a discrete tax benefit associated with excess tax benefits on restricted stock awards that vested during the period.

Backlog

As of September 30, 2026, our order backlog was $84,861, an increase of $8,436, or 11.0%, from $76,425 as of December 31, 2025 and an increase of $26,063, or 44.3%, from $58,798 as of September 30, 2025. The increase in backlog from December 31, 2025 reflects the continued strength of our aerospace & defense and space customer orders.

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

Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA") is derived by excluding the items set forth below from Income before income taxes. Excluded items include the following:

•	Interest income
•	Interest expense
•	Depreciation
•	Amortization
•	Non-cash stock-based compensation
•	Other discrete items that might have a significant impact on comparable GAAP measures and could distort the evaluation of our normal operating performance.

Reconciliation of GAAP Income Before Income Taxes to Non-GAAP Adjusted EBITDA

The following table presents a reconciliation of income before income taxes to Adjusted EBITDA, a non-GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Income before income taxes	$3,317	$2,763	$8,618	$6,872
Adjustments:
Interest income, net	(851)	(143)	(1,911)	(378)
Depreciation	347	280	960	800
Total adjustments	(504)	137	(951)	422
EBITDA	2,813	2,900	7,667	7,294
Non-cash stock compensation	774	276	2,493	803
Adjusted EBITDA	$3,587	$3,176	$10,160	$8,097

Three months ended September 30, 2026 compared to three months ended September 30, 2025

Adjusted EBITDA increased $411 from $3,176 for the three months ended September 30, 2025 to $3,587 for the three months ended September 30, 2026 primarily due to higher revenues and improved gross margin partially offset by higher general and administrative expenses.

Nine months ended September 30, 2026 compared to nine months ended September 30, 2025

Adjusted EBITDA increased $2,063 from $8,097 for the nine months ended September 30, 2025 to $10,160 for the nine months ended September 30, 2026 primarily due to higher revenues and improved operating leverage.

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

As of September 30, 2026 and December 31, 2025, Cash and cash equivalents were $97,495 and $20,891, respectively.

Cash Flow Activity

The following table presents the cash flow activity for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash and cash equivalents, beginning of period	$20,891	$12,641
Cash provided by operating activities	8,214	7,979
Cash used in investing activities	(3,486)	(2,205)
Cash provided by (used in) financing activities	71,876	(86)
Net change in cash and cash equivalents	76,604	5,688
Cash and cash equivalents, end of period	$97,495	$18,329

Operating Activities

Cash provided by operating activities was $8,214 for the nine months ended September 30, 2026 compared to cash provided by operating activities of $7,979 for the nine months ended September 30, 2025, an increase of $235, primarily due to the following:

•	Higher net income;
•	Higher non-cash adjustments, including:
◦	Stock-based compensation increased $1,690 from $803 for the nine months ended September 30, 2025 to $2,493 for the nine months ended September 30, 2026; and
•	Working capital movements, including:
◦

Accounts receivable, which increased $2,297 for the nine months ended September 30, 2026 compared to a decrease of $614 for the nine months ended September 30, 2025, reflecting the timing and mix of customer orders;

◦

Inventories, net, which increased $1,573 for the nine months ended September 30, 2026 compared to a decrease of $234 for the nine months ended September 30, 2025, supporting anticipated growth in future sales;

◦

Prepaid expenses and other assets, which decreased $18 for the nine months ended September 30, 2026 compared to an increase of $311 for the nine months ended September 30, 2025, reflecting higher amounts receivable from a related party (see Note 5 - Related Party Transactions) and the timing of estimated income tax payments; and

◦

Accounts payable, accrued compensation and other expenses, and other liabilities, which increased $1,483 for the nine months ended September 30, 2026 compared to a decrease of $238 for the nine months ended September 30, 2025, reflecting the timing of payment for purchased equipment, purchases of raw materials, the timing of pay periods relative to quarter end, income tax and property tax accruals, and customer deposits.

Our working capital metrics and ratios were as follows:

(in thousands)	September 30, 2026	December 31, 2025
Current assets	$120,229	$61,217
Less: Current liabilities	6,366	4,891
Working capital	$113,863	$56,326

Current ratio	18.9	12.5

Management continues to focus on efficiently managing working capital requirements to match operating activity levels and will seek to deploy the Company’s working capital where it will generate the greatest returns.

Investing Activities

Cash used in investing activities was $3,486 for the nine months ended September 30, 2026 compared to cash used in investing activities of $2,205 for the nine months ended September 30, 2025, an increase of $1,281, primarily due to the timing of capital projects, where delivery is expected at a future date, as well as the purchase of short-term investments and other investments.

Financing Activities

Cash provided by financing activities was $71,876 for the nine months ended September 30, 2026 compared to cash used in financing activities of $86 for the nine months ended September 30, 2025, an increase of $71,962, primarily due to $27.7 million from the settlement of warrants in January 2026 and $41.8 million from the completion of the subscription rights offering in April 2026.

Capital Resources

We believe that existing cash and cash equivalents, equity securities and cash generated from operations will provide sufficient liquidity to meet our ongoing working capital and capital expenditure requirements for the next 12 months from the date of this filing. At various times throughout the year and as of September 30, 2026 and December 31, 2025, some deposits held at financial institutions were in excess of federally insured limits. The Company has not experienced any losses related to these balances.

Our Board of Directors has adhered to a practice of not paying cash dividends. This policy takes into account our long-term growth objectives, including our anticipated investments for organic growth, potential acquisitions and stockholders' desire for capital appreciation of their holdings.

Revolving Line of Credit

On December 31, 2025, we entered into an amended and restated credit agreement (the "Credit Agreement") with Fifth Third Bank, National Association ("Fifth Third Bank"), replacing our prior credit facility with Fifth Third Bank (the "Previous Credit Agreement"). The Credit Agreement provides for a $10.0 million revolving credit facility (the "Revolving Facility") and a $10.0 million delayed draw term loan facility (the "Delayed Draw Facility"). Borrowings under the Revolving Facility and the Delayed Draw Facility bear interest at a rate based on the Secured Overnight Financing Rate ("SOFR") plus a margin ranging from 2.00% to 3.00%, determined by the Company's leverage ratio, with a SOFR floor of 0.00%. The Company will pay a fee on the average unused daily amount of the facilities at a rate ranging from 0.20% and 0.30%, determined by the Company's leverage ratio. Amounts outstanding under the Revolving Facility are due at maturity on December 31, 2028, and advances under the Delayed Draw Facility are available for a period of 36 months from the date of the Credit Agreement, with each advance maturing 36 months after funding and subject to quarterly amortization requirements. The Credit Agreement contains various affirmative and negative covenants that are customary for transactions of this type, including limitations on the incurrence of debt and liabilities, as well as financial reporting requirements. The Credit Agreement also imposes certain financial covenants based on the following criteria: (a) Leverage Ratio and (b) Fixed Charge Coverage Ratio (each as defined in the Credit Agreement). All loans pursuant to the Credit Agreement are secured by a first-priority lien on substantially all of the personal property of the Company. See Note 7 - Revolving Credit Agreement to the Condensed Consolidated Financial Statements included in Item 1. Financial Information of this Quarterly Report on Form 10-Q for details of the Credit Agreement.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2026 was conducted under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2026, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or to which our or their properties are subject.

Item 1A.	Risk Factors

For a discussion of the Company's potential risks and uncertainties, refer to Part I, Item 1A. Risk Factors in the 2025 Annual Report and to Trends and Uncertainties in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2. of this Quarterly Report on Form 10-Q. Other than the matters described in those sections and general economic conditions affecting our industry, we are not aware of any additional material trends or uncertainties that may reasonably be expected to have a material impact, favorable or unfavorable, on our revenues or income.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the three months ended September 30, 2026, none of our directors or officers, as defined in Section 16 of the Exchange Act, adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.

Item 6.	Exhibits

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 (and are numbered in accordance with Item 601 of Regulation S-K):

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

M-TRON INDUSTRIES, INC.
(Registrant)

Date: November 12, 2026	By:	/s/ Cameron Pforr
Cameron Pforr
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Cameron Pforr
Cameron Pforr
Chief Financial Officer (Principal Financial Officer)